Form 10-Q
period 2022-06-30
Crescent Energy Co
filed 2022-08-09
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were approximately 41,954,385 and 127,536,463 shares of the registrant's Class A and Class B common stock outstanding, respectively.

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
•general economic conditions, including the impact of continued inflation and associated changes in monetary policy;
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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$54,580	$128,578
Accounts receivable, net	594,478	321,855
Accounts receivable – affiliates	1,714	20,341
Prepaid and other current assets	22,274	8,844
Total current assets	673,046	479,618
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	7,091,516	6,043,602
Unproved	367,643	308,721
Oil and natural gas properties at cost, successful efforts method	7,459,159	6,352,323
Field and other property and equipment, at cost	165,034	144,318
Total property, plant and equipment	7,624,193	6,496,641
Less: accumulated depreciation, depletion, amortization and impairment	(2,161,229)	(1,941,528)
Property, plant and equipment, net	5,462,964	4,555,113
Goodwill	76,826	76,564
Derivative assets – noncurrent	—	579
Investment in equity affiliates	15,624	15,415
Other assets	45,212	30,173
TOTAL ASSETS	$6,273,672	$5,157,462

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$597,266	$337,881
Accounts payable – affiliates	38,486	8,675
Derivative liabilities – current	640,016	253,525
Financing lease obligations – current	2,074	1,606
Other current liabilities	12,737	14,438
Total current liabilities	1,290,579	616,125
Long-term debt	1,515,702	1,030,406
Derivative liabilities – noncurrent	259,033	133,471
Asset retirement obligations	294,099	258,102
Deferred tax liability	96,713	82,537
Financing lease obligations – noncurrent	4,211	3,512
Other liabilities	24,616	13,652
Total liabilities	3,484,953	2,137,805
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	2,167,413	2,325,013
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 43,105,376 shares issued, and 41,954,385 shares outstanding as of June 30, 2022 and December 31, 2021	4	4
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 127,536,463 shares issued and outstanding as of June 30, 2022 and December 31, 2021	13	13
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost; 1,150,991 shares of Class A common stock as of June 30, 2022 and December 31, 2021	(18,448)	(18,448)
Additional paid-in capital	683,541	720,016
Accumulated deficit	(49,853)	(19,376)
Noncontrolling interests	6,049	12,435
Total equity	621,306	694,644
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,273,672	$5,157,462

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil	$602,567	$216,820	$975,076	$405,743
Natural gas	207,177	62,449	350,488	143,492
Natural gas liquids	83,864	38,192	155,043	74,291
Midstream and other	14,826	12,668	26,737	24,464
Total revenues	908,434	330,129	1,507,344	647,990
Expenses:
Lease operating expense	106,375	60,970	201,198	117,628
Workover expense	25,017	2,630	34,976	4,891
Asset operating expense	17,243	6,369	33,862	13,496
Gathering, transportation and marketing	38,238	48,250	86,514	91,422
Production and other taxes	65,496	25,873	111,980	52,186
Depreciation, depletion and amortization	131,573	76,228	230,592	160,097
Exploration expense	1,848	23	1,939	79
Midstream operating expense	3,344	2,598	6,422	6,330
General and administrative expense	19,656	16,122	42,178	22,751
Gain on sale of assets	(197)	(9,417)	(4,987)	(9,417)
Total expenses	408,593	229,646	744,674	459,463
Income (loss) from operations	499,841	100,483	762,670	188,527
Other income (expense):
Gain (loss) on derivatives	(177,209)	(355,996)	(850,695)	(602,810)
Interest expense	(24,937)	(17,443)	(41,461)	(24,826)
Other income (expense)	(303)	96	(1,802)	(6)
Income from equity affiliates	2,304	—	3,252	—
Total other income (expense)	(200,145)	(373,343)	(890,706)	(627,642)
Income (loss) before taxes	299,696	(272,860)	(128,036)	(439,115)
Income tax benefit (expense)	(17,798)	(1)	3,927	(14)
Net income (loss)	281,898	(272,861)	(124,109)	(439,129)
Less: net (income) loss attributable to Predecessor	—	269,608	—	425,237
Less: net (income) loss attributable to noncontrolling interests	(713)	3,253	(1,183)	13,892
Less: net (income) loss attributable to redeemable noncontrolling interests	(226,662)	—	94,815	—
Net income (loss) attributable to Crescent Energy	$54,523	$—	$(30,477)	$—
Net income (loss) per share:
Class A common stock – basic	$1.30		$(0.73)
Class A common stock – diluted	$1.30		$(0.73)
Class B common stock – basic and diluted	$—		$—
Weighted average shares outstanding:
Class A common stock – basic	41,954		41,954
Class A common stock - diluted	41,956		41,954
Class B common stock – basic and diluted	127,536		127,536

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Predecessor		Crescent Energy Company
	Class A Units	Members' Equity	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	1,220	$2,716,892	—	$—	—	$—	—	$—	—	$—	$—	$—	$176,268	$2,893,160
Net loss attributable to Predecessor	—	(155,629)	—	—	—	—	—	—	—	—	—	—	(10,639)	(166,268)
Contributions	—	3,064	—	—	—	—	—	—	—	—	—	—	—	3,064
Distributions	—	(9,448)	—	—	—	—	—	—	—	—	—	—	(289)	(9,737)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,568	1,568
Balance at March 31, 2021	1,220	$2,554,879	—	$—	—	$—	—	$—	—	$—	$—	$—	$166,908	$2,721,787
Net loss attributable to Predecessor	—	(269,608)	—	—	—	—	—	—	—	—	—	—	(3,253)	(272,861)
Contributions	—	4,100	—	—	—	—	—	—	—	—	—	—	35,461	39,561
Distributions	—	(13,761)	—	—	—	—	—	—	—	—	—	—	11	(13,750)
Noncontrolling Interest Carve-out	—	—	—	—	—	—	—	—	—	—	—	—	(121,872)	(121,872)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,564	1,564
April 2021 Exchange	10	62,051	—	—	—	—	—	—	—	—	—	—	(62,051)	—
Balance at June 30, 2021	1,230	$2,337,661	—	$—	—	$—	—	$—	—	$—	$—	$—	$16,768	$2,354,429

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Predecessor		Crescent Energy Company
	Class A Units	Members' Equity	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$720,016	$(19,376)	$12,435	$694,644
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(85,000)	470	(84,530)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,533	1,533
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(645)	(645)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	—	(5,035)	—	—	(5,035)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	964	—	(192)	772
Change in deferred taxes related to basis in OpCo (see Note 2)	—	—	—	—	—	—	—	—	—	—	20,216	—	—	20,216
Adjustment of redeemable noncontrolling interests to redemption amount (see Note 2)	—	—	—	—	—	—	—	—	—	—	(194,980)	—	—	(194,980)
Balance at March 31, 2022	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$541,181	$(104,376)	$13,601	$431,975
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	54,523	713	55,236
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,201)	(4,201)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4,060)	(4,060)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	—	(7,133)	—	—	(7,133)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,080	—	(4)	1,076
Change in deferred taxes related to basis in OpCo (see Note 2)	—	—	—	—	—	—	—	—	—	—	(46,567)	—	—	(46,567)
Adjustment of redeemable noncontrolling interests to redemption amount (see Note 2)	—	—	—	—	—	—	—	—	—	—	194,980	—	—	194,980
Balance at June 30, 2022	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$683,541	$(49,853)	$6,049	$621,306

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(124,109)	$(439,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	230,592	160,097
Deferred income taxes (benefit)	(11,901)	—
(Gain) loss on derivatives	850,695	602,810
Net cash (paid) received on settlement of derivatives	(442,665)	(296,039)
Non-cash equity-based compensation expense	20,470	9,736
Amortization of debt issuance costs and discount	3,926	5,409
Gain on sale of oil and natural gas properties	(4,987)	(9,417)
Restructuring of acquired derivative contracts	(51,994)	—
Settlement of acquired derivative contracts	(23,101)	—
Other	(7,636)	2,541
Changes in operating assets and liabilities:
Accounts receivable	(265,459)	(54,375)
Accounts receivable – affiliates	18,627	—
Prepaid and other current assets	(13,471)	24,113
Accounts payable and accrued liabilities	191,134	39,587
Accounts payable – affiliates	29,811	(9,169)
Other	(1,478)	(486)
Net cash provided by operating activities	398,454	35,678
Cash flows from investing activities:
Development of oil and natural gas properties	(240,356)	(48,797)
Acquisitions of oil and natural gas properties	(627,390)	(60,828)
Proceeds from the sale of oil and natural gas properties	800	22,053
Purchases of restricted investment securities – HTM	(5,390)	(4,956)
Maturities of restricted investment securities – HTM	3,600	6,330
Other	4,700	(472)
Net cash used in investing activities	(864,036)	(86,670)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	199,250	490,625
Revolving Credit Facility borrowings	918,000	349,062
Revolving Credit Facility repayments	(632,000)	—
Payment of debt issuance costs	(14,873)	(10,194)
Prior Credit Agreement borrowings	—	53,900
Prior Credit Agreement repayments	—	(804,975)
Redeemable noncontrolling interest contributions	5,985	—
Member distributions and other	(745)	(23,392)
Dividend to Class A common stock	(12,168)	—
Distributions to redeemable noncontrolling interests related to Class A common stock dividend	(37,004)	—
Distributions to redeemable noncontrolling interests related to Manager Compensation	(12,734)	—
Distributions to redeemable noncontrolling interests related to income taxes	(11,685)	—
Repurchase of noncontrolling interest	(4,060)	—
Noncontrolling interest distributions	(3,408)	(278)
Noncontrolling interest contributions	55	35,461
Net cash provided by financing activities	394,613	90,209
Net change in cash, cash equivalents and restricted cash	(70,969)	39,217
Cash, cash equivalents and restricted cash, beginning of period	135,117	41,420
Cash, cash equivalents and restricted cash, end of period	$64,148	$80,637

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
NOTE 1 – Organization and Basis of Presentation

Organization

We are a well-capitalized U.S. independent energy company with a portfolio of assets in key proven basins across the lower 48 states with substantial cash flow supported by a predictable base of production. We seek to deliver attractive risk-adjusted investment returns and predictable cash flows across cycles by employing our differentiated approach to investing in the oil and gas industry. Our approach employs a unique business model that combines an investor mindset and deep operational expertise to pursue a cash flow-based investment mandate focused on operated working interests with an active risk management strategy. We pursue our strategy through the production, development and acquisition of crude oil, natural gas and NGL reserves. We maintain a diverse portfolio of assets in key proven regions across the United States, including the Eagle Ford, Rockies, Barnett and Permian.

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

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which is owned approximately 25% by Crescent and approximately 75% by holders of our redeemable noncontrolling interests representing former owners of Independence, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. See “—Merger Transactions” above for more information regarding our corporate structure.

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

Restricted Cash

Restricted cash consists of funds earmarked for a special purpose and therefore not available for immediate and general use. The majority of our restricted cash is composed of cash that is contractually required to be restricted to pay for the future abandonment of certain wells in California. Restricted cash is included in Prepaid and other current assets and Other assets on our condensed consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in the statements of cash flows:

	As of June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$54,580	$74,511
Restricted cash – noncurrent	9,568	6,126
Total cash, cash equivalents and restricted cash	$64,148	$80,637

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

From December 31, 2021 through June 30, 2022, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2021	$2,325,013
Net loss attributable to redeemable noncontrolling interests	(321,477)
Distribution from OpCo	(15,323)
Accrued OpCo distribution	(10,064)
Equity-based compensation	2,931
Adjustment of redeemable noncontrolling interests to redemption amount (1)	194,980
Balance as of March 31, 2022	$2,176,060
Net income attributable to redeemable noncontrolling interests	226,662
Contributions	5,985
Distribution from OpCo	(33,376)
Accrued OpCo distribution	(16,220)
Equity-based compensation	3,282
Adjustment of redeemable noncontrolling interests to carrying value (1)	(194,980)
Balance at June 30, 2022	$2,167,413

(1)Based on 127,536,463 shares of Class B Common Stock outstanding and the 10-day VWAP of Class A Common Stock of $17.06 at March 31, 2022. The increase to redeemable noncontrolling interest is offset by a $195.0 million decrease in Additional paid-in capital ("APIC"). At June 30, 2022, we reversed this adjustment because the carrying value of our redeemable noncontrolling interests was greater than the redemption value.

Income Taxes

For the three and six months ended June 30, 2021, we were organized as a limited liability company and treated as a flow-through entity for U.S. federal income tax purposes. As a result, the tax provision for the three and six months ended June 30, 2021 was minimal. Subsequent to the Merger Transactions, the Company is a corporation that is subject to U.S. federal, state and local income taxes on its allocable share of any taxable income from OpCo. For the three and six months ended June 30, 2022 we recognized income tax expense of $17.8 million and an income tax benefit of $3.9 million for an effective tax rate of 5.9% and 3.1%. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

We evaluate and update the estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The quarterly income tax provision is generally composed of tax expense on income or benefit on loss at the most recent estimated annual effective tax rate. The tax effect of discrete items is recognized in the period in which they occur at the applicable statutory rate.

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

As part of the Merger Transactions, we acquired federal and state NOLs which are subject to Section 382 limitation. Pursuant to Sections 382 and 383 of the Internal Revenue Code, utilization of our NOLs and credits is subject to a small annual limitation. These annual limitations may result in the expiration of NOLs and credits prior to utilization. As of June 30, 2022, we have a $26.1 million valuation allowance related to the federal and state NOLs incurred that we do not believe are recoverable due to Section 382 limitations.

During the three months ended June 30, 2022, we decreased APIC by $46.6 million primarily as the result of a tax effect related to the reversal of the $195.0 million redemption adjustment to redeemable noncontrolling interest. During the six months ended June 30, 2022 we decreased APIC by $26.4 million primarily related to a change in the deferred tax liability related to our estimated basis in Crescent's ownership of OpCo. As of June 30, 2022 and December 31, 2021, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$32,470	$10,494
Income tax (refunds) payments	7,744	14
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$98,961	$28,569
Equity consideration for acquisitions, net of cash acquired	—	7,164
Capitalized non-cash equity-based compensation	—	3,373

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
NOTE 3 – Acquisitions and Divestitures

Uinta Transaction

In March 2022, we consummated the acquisition contemplated by the Membership Interest Purchase Agreement dated February 15, 2022 (the “Purchase Agreement” and the transactions contemplated therein, the “Uinta Transaction”) between certain of our subsidiaries, including OpCo, and Verdun Oil Company II LLC, a Delaware limited liability company, pursuant to which we purchased all of the issued and outstanding membership interests of Uinta AssetCo, LLC, a Texas limited liability company that holds all development and production assets of, and certain obligations formerly held by EP Energy E&P Company, L.P. ("EP") located in the State of Utah (the “Utah Assets”). Upon closing of the Uinta Transaction, we paid $621.3 million in cash consideration and transaction fees and assumed certain commodity derivatives. The Uinta Transaction was funded with cash on hand and borrowings under our Revolving Credit Facility (as defined below). We accounted for the Uinta Transaction as an asset acquisition and recorded an additional $852.5 million of property, plant and equipment, net of acquired commodity derivative liabilities of $179.7 million, accounts payable of $14.3 million and asset retirement liability of $37.2 million. In connection with the closing of the Uinta Transaction, we entered into an amendment to our Revolving Credit Facility to, among other things, increase the borrowing base to $1.8 billion and the elected commitment amount to $1.3 billion (see NOTE 7 – Debt). We incurred financing costs of $13.4 million associated with this amendment, which are recorded as debt issuance costs within Other assets on the condensed consolidated balance sheets.

Subsequent to the closing of the Uinta Transaction, we settled certain acquired oil commodity derivative positions and entered into new commodity derivative contracts for 2022 with a swap price of $75 per barrel for a net cost of $54.1 million, including restructuring fees, during the three months ended March 31, 2022.

Contango Merger

In December 2021, we acquired all of Contango's outstanding common stock through the issuance of 39,834,461 shares of Class A Common Stock (the "Contango Merger") and settled Contango's equity-based compensation plans through the issuance of 3,270,915 shares of Class A Common Stock, of which 1,150,991 shares of treasury stock were withheld to meet employee payroll tax withholding obligations. Contango's properties are primarily located in Oklahoma, Texas, Wyoming and Louisiana. We accounted for the Contango Merger as a business combination using the acquisition method under GAAP. The fair value of consideration transferred totaled $654.6 million based on the closing share price of Contango's common stock on the date of the Merger Transactions as shares of our Class A Common Stock were not yet publicly traded. The purchase price allocation for the acquisition is preliminary for assets acquired and liabilities assumed. During the six months ended June 30, 2022, we recognized measurement period adjustments for the Contango Merger that increased Accounts receivable, net by $5.8 million, reduced Oil and natural gas properties - proved by $0.2 million, and increased Accounts payable and accrued liabilities by $5.8 million, with an offsetting adjustment to Goodwill on our condensed consolidated balance sheets. We expect to complete a final valuation analysis during the second half of 2022. As a result of the acquisition, we recognized $76.8 million of goodwill that is primarily attributable to deferred tax liabilities associated with the transaction and expected synergies from our combined operations. This goodwill is not expected to be deductible for income tax reporting purposes.

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

Equity Method Investment

In April 2022, our equity method investment, Exaro Energy III, LLC ("Exaro"), entered into a purchase and sale agreement to sell its operations in the Jonah Field in Wyoming. During the three and six months ended June 30, 2022 we received a distribution of $6.8 million primarily as a result of the sale.

Chama

In February 2022, we contributed all of the assets and prospects in the Gulf of Mexico formerly owned by Contango to Chama Energy LLC ("Chama") in exchange for a 9.4% interest in Chama. Such interest is valued at approximately $3.8 million. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. Pursuant to the Limited Liability Company Agreement of Chama, we may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to the producing assets we contributed to Chama. During the first quarter of 2022, we derecognized the assets and liabilities that were contributed to Chama from our condensed consolidated balance sheets. We recorded a $4.5 million gain related to the deconsolidation of these assets and liabilities and recorded an equity method investment for our interest in Chama. The carrying value of our equity method investment in Chama at June 30, 2022 is $3.9 million.

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

As of June 30, 2022, our commodity derivative instruments consisted of fixed price swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of June 30, 2022:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
Crude oil swaps (Bbls):	(in thousands)				(in thousands)
WTI
2022	6,881	$64.35			$(234,085)
2023	9,710	$60.00			(248,904)
2024	5,721	$63.82			(80,403)
Brent
2022	252	$56.36			(11,398)
2023	527	$52.52			(19,454)
2024	276	$68.65			(4,029)
Crude oil collars – WTI (Bbls):
2023	1,155	$48.68	-	$57.87	(32,709)
Natural gas swaps (MMBtu):
2022	40,814	$2.77			(116,709)
2023	62,248	$2.73			(119,329)
2024	9,604	$4.14			(2,288)
NGL swaps (Bbls):
2022	1,505	$32.64			(15,023)
2023	1,379	$40.80			3,351
Crude oil basis swaps (Bbls):
2022	2,857	$(0.13)			(5,154)
Natural gas basis swaps (MMBtu):
2022	12,654	$(0.17)			(2,610)
Calendar Month Average ("CMA") roll swaps (Bbls):
2022	740	$1.08			(1,557)
Natural gas collars (MMBtu):
2023	550	$2.63	-	$3.01	(1,145)
2024	18,300	$3.38	-	$4.56	(7,603)
Total					$(899,049)

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts as of June 30, 2022 and December 31, 2021:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
June 30, 2022
Assets:
Derivative assets – current	$7,823	$(7,823)	$—
Derivative assets – noncurrent	8,736	(8,736)	—
Total assets	$16,559	$(16,559)	$—
Liabilities:
Derivative liabilities – current	$(647,839)	$7,823	$(640,016)
Derivative liabilities – noncurrent	(267,769)	8,736	(259,033)
Total liabilities	$(915,608)	$16,559	$(899,049)

December 31, 2021
Assets:
Derivative assets – current	$2,983	$(2,983)	$—
Derivative assets – noncurrent	4,834	(4,255)	579
Total assets	$7,817	$(7,238)	$579
Liabilities:
Derivative liabilities – current	$(256,508)	$2,983	$(253,525)
Derivative liabilities – noncurrent	(137,726)	4,255	(133,471)
Total liabilities	$(394,234)	$7,238	$(386,996)

See NOTE 5 – Fair Value Measurements for more information.

The amount of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations was as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(146,765)	$(43,901)	$(246,856)	$(65,986)
Realized gain (loss) on early settlement of certain oil positions	—	(198,688)	—	(198,688)
Realized gain (loss) on natural gas positions	(93,630)	(2,102)	(143,475)	(2,367)
Realized gain (loss) on NGL positions	(26,469)	(12,452)	(52,334)	(24,168)
Realized gain (loss) on interest hedges	—	(3,394)	—	(7,022)
Total realized gain (loss) on derivatives	(266,864)	(260,537)	(442,665)	(298,231)
Unrealized gain (loss) on commodity hedges	89,655	(99,165)	(408,030)	(311,926)
Unrealized gain (loss) on interest hedges	—	3,706	—	7,347
Total unrealized gain (loss) on derivatives	89,655	(95,459)	(408,030)	(304,579)
Gain (loss) on derivatives	$(177,209)	$(355,996)	$(850,695)	$(602,810)

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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2022
Financial assets:
Derivative assets	$—	$16,559	$—	$16,559
Financial liabilities:
Derivative liabilities	$—	$(915,608)	$—	$(915,608)

December 31, 2021
Financial assets:
Derivative assets	$—	$7,817	$—	$7,817
Financial liabilities:
Derivative liabilities	$—	$(394,234)	$—	$(394,234)

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined below) as of June 30, 2022 and December 31, 2021 was approximately $641.5 million and $521.5 million based on quoted market prices.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$147,969	$87,336
Accrued lease and asset operating expense	43,973	55,228
Accrued capital expenditures	93,759	60,647
Accrued general and administrative expense	13,487	12,193
Accrued transportation expense	30,913	20,639
Accrued revenue and royalties payable	181,405	75,827
Accrued interest expense	11,661	6,325
Accrued severance taxes	58,269	5,062
Other	15,830	14,624
Total accounts payable and accrued liabilities	$597,266	$337,881
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

Revolving Credit Facility

Overview

In connection with the Senior Notes issuance in May 2021, we entered into a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. In conjunction with the Uinta Transaction closing, we entered into an amendment to the credit agreement that (i) increased our elected commitment amount from $700.0 million to $1.3 billion, (ii) increased our borrowing base from $1.3 billion to $1.8 billion, and (iii) increased our maximum credit amount from $1.5 billion to $3.0 billion. The Revolving Credit Facility matures on May 6, 2025. At June 30, 2022, we had $829.0 million of borrowings and $17.8 million in letters of credit outstanding under the Revolving Credit Facility.

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

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”)), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.5% per year and is included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of June 30, 2022 was 4.42%.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At June 30, 2022, we had letters of credit outstanding of $17.8 million, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of June 30, 2022 and December 31, 2021:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
June 30, 2022
Revolving Credit Facility	$829,000	$17,771	$1,800,000	5/6/2025
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
Less: Unamortized discount and issuance costs	(13,298)
Total long-term debt	$1,515,702

December 31, 2021
Revolving Credit Facility	$543,000	$20,653	$1,300,000	5/6/2025
7.250% Senior Notes due 2026	500,000	—	—	5/1/2026
Less: Unamortized discount and issuance costs	(12,594)
Total long-term debt	$1,030,406

NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the six months ended June 30, 2022:

Six Months Ended June 30, 2022
(in thousands)
Balance at beginning of period	$266,007
Acquisitions	37,203
Additions	99
Retirements	(6,320)
Sale	(8,390)
Change in estimate	1,968
Accretion expense	9,985
Balance at end of period	300,552
Less: current portion	(6,453)
Balance at end of period, noncurrent portion	$294,099
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local laws and regulations. Accordingly, no liability or loss associated with environmental remediation was recognized as of June 30, 2022.

On February 14, 2022, the New Mexico Energy, Minerals and Natural Resources Department’s Oil Conservation Division announced a civil penalty of $0.9 million to Contango related to certain regulatory infractions. The parties are discussing a resolution to the matter.

On March 30, 2022, the U.S. Environmental Protection Agency (“EPA”) announced a civil penalty of $0.7 million to EP related to regulatory infractions incurred by EP prior to the Uinta Transaction. Following the acquisition, we paid the penalty to the EPA on July 11, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
ASC 710 profits interest awards	$500	$—	$500	$—
ASC 718 liability-classified profits interest awards	4,993	4,835	12,213	8,172
ASC 718 equity-classified profits interest awards	—	1,564	—	1,564
ASC 718 equity-classified RSU awards	394	—	394	—
ASC 718 equity-classified PSU awards	3,968	—	7,863	—
Total expense (income)	$9,855	$6,399	$20,970	$9,736

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

Equity-classified RSU Awards

During the six months ended June 30, 2022, we granted 130,334 equity-classified RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $18.41 per RSU, and the RSUs will vest over a period of one to three years, with equity based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital on the condensed consolidated balance sheets.

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation ("Manager Compensation") equal to $13.5 million per annum, which represents our pro rata portion (based on our relative ownership of OpCo) of $53.3 million. This pro rata amount will increase over time as our ownership percentage of OpCo increases. In addition, as our business and assets expand, Manager Compensation may increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our equity securities (including in connection with acquisitions). However, incremental Manager Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units. During the three and six months ended June 30, 2022, we recorded general and administrative expense of $3.3 million and $6.6 million, respectively, and made cash distributions of $10.0 million and $12.7 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. In addition, at June 30, 2022 we accrued $10.1 million for distributions to our redeemable noncontrolling interests in OpCo related to the Management Agreement which will be paid during the third quarter of 2022.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the of the outstanding Class A Common Stock at the time each tranche is settled. During the three and six months ended June 30, 2022, we recorded general and administrative expense of $4.0 million and $7.9 million, respectively, related to Incentive Compensation. See NOTE 10 – Incentive Compensation Arrangements for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of June 30, 2022 and December 31, 2021, we had a related party receivable of $1.7 million and $3.3 million, respectively, included within Accounts receivable – affiliates and a related party payable of $32.3 million and $7.0 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

Other Transactions
During the six months ended June 30, 2022, we incurred $0.7 million in fees to KKR Capital Markets LLC, an affiliate of KKR Group, in connection with the New Notes. We recorded these fees as debt issuance costs within Long-term debt on the condensed consolidated balance sheets. During the three and six months ended June 30, 2022, we paid an additional $1.5 million in fees to KKR Capital Markets LLC related to the amendment to our Revolving Credit Facility, which increased our borrowing base and elected commitment amount in connection with the Uinta Transaction. We recorded these fees as debt issuance costs within Other assets on the condensed consolidated balance sheets. See NOTE 7 – Debt.

FDL

Certain of our consolidated subsidiaries previously entered into an Oil and Natural Gas Property Operating and Services Agreement (the “FDL Agreement”) with FDL Operating LLC ("FDL"). As of December 31, 2021, we had a net related party receivable due from FDL totaling $16.9 million, included within Accounts receivable - affiliates on our condensed consolidated balance sheets, which was settled during the six months ended June 30, 2022.

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

In September 2021, we provided notice that we were terminating the FDL Agreement effective on March 31, 2022 and, as part of the termination principal terms, we agreed to pay up to $6.7 million in wind down costs and additional severance costs for certain qualifying, dedicated employees. We recorded general and administrative expense of $3.3 million in the fourth quarter of 2021 associated with the termination and had $3.3 million deposited in an escrow account to fund these wind down costs at June 30, 2022.

In May 2022, we repurchased all of the noncontrolling interests and working interests in our assets held directly by affiliates of FDL for aggregate consideration of approximately $8.8 million, effectively purchasing the remainder of FDL's management ownership of certain of our consolidated subsidiaries. Subsequent to this transaction, FDL is no longer a related party and we have no remaining relationship with FDL other than the payment of wind down costs, which we expect to be fully funded by the amount already deposited in escrow and recorded as Other assets on our condensed consolidated balance sheets.
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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$281,898	$(272,861)	$(124,109)	$(439,129)
Less: net loss attributable to Predecessor	—	269,608	—	425,237
Less: net (income) loss attributable to noncontrolling interests	(713)	3,253	(1,183)	13,892
Less: net (income) loss attributable to redeemable noncontrolling interests	(226,662)	—	94,815	—
Net income (loss) attributable to Crescent Energy - basic	54,523	—	(30,477)	—
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	2	—	—	—
Net income (loss) attributable to Crescent Energy - diluted	$54,525	$—	$(30,477)	$—
Denominator:
Weighted-average Class A common stock outstanding – basic	41,954,385		41,954,385
Add: dilutive effect of RSUs	2,081		—
Weighted-average Class A common stock outstanding – diluted	41,956,466		41,954,385
Weighted-average Class B common stock outstanding – basic and diluted	127,536,463		127,536,463
Net income (loss) per share:
Class A common stock – basic	$1.30		$(0.73)
Class A common stock – diluted	$1.30		$(0.73)
Class B common stock – basic and diluted	$—		$—
NOTE 13 – Subsequent Events

Dividend

On August 9, 2022, the Board of Directors approved a quarterly cash dividend of $0.17 per share, or $0.68 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2022. The quarterly dividend is payable on September 6, 2022 to shareholders of record as of the close of business on August 23, 2022. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

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

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"), our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as well as our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and six months ended June 30, 2022 and 2021. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” "Crescent" and the “Company” or similar expressions for time periods prior to the Merger Transactions refer to Crescent Energy OpCo LLC (f/k/a Independence Energy LLC) and its subsidiaries, our predecessor for accounting purposes. For time periods subsequent to the Merger Transactions, these terms refer to Crescent Energy Company and its subsidiaries.

Business

We are a well-capitalized U.S. independent energy company with a portfolio of assets in key proven regions across the lower 48 states, including the Eagle Ford, Rockies, Barnett and Permian.

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

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility. In particular, the global spread of the COVID-19 virus during 2020 and 2021 had a negative impact on the global demand for oil and natural gas and caused significant commodity market volatility. While the increase in domestic vaccination programs and reduced spread of the COVID-19 virus has contributed to an improvement in the economy and higher realized prices for commodities, the current price environment remains uncertain as responses to the COVID-19 pandemic and newly emerging variants of the virus continue to evolve. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

In addition, in February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions, have contributed to significant increases and volatility in the price for oil and natural gas, with the posted price for WTI reaching a high of over $120 per barrel. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events resulted in higher oil and gas prices in the first six months of 2022, the geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition. Furthermore, the United States has experienced a significant inflationary environment in 2022 that, along with international geopolitical risks, has contributed to concerns of a potential recession that has caused oil and gas prices to retreat from their earlier highs in 2022 and has created further volatility.

Finally, due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt our business.

Acquisitions and divestitures

Acquisitions

In March 2022, we consummated the acquisition contemplated by the Membership Interest Purchase Agreement dated February 15, 2022 (the “Purchase Agreement” and the transactions contemplated therein, the “Uinta Transaction”) between certain of our subsidiaries, including OpCo, and Verdun Oil Company II LLC, a Delaware limited liability company, pursuant to which we purchased all of the issued and outstanding membership interests of Uinta AssetCo, LLC, a Texas limited liability company that held all development and production assets of, and certain obligations of, EP Energy E&P Company, L.P. ("EP") located in the State of Utah (the “Utah Assets”). Such assets include an aggregate approximately 145,000 net acres, primarily located in Duchesne and Uintah Counties, Utah, with approximately 400 currently producing wells. Upon closing of the Uinta Transaction on March 30, 2022, we paid $621.3 million in cash consideration and related transaction fees and assumed certain commodity derivatives. The Uinta Transaction was funded with cash on hand and borrowings under our Revolving Credit Facility. In connection with the closing of the Uinta Transaction, we entered into an amendment to our Revolving Credit Facility to, among other things, increase the borrowing base to $1.8 billion and the elected commitment amount to $1.3 billion. We incurred financing costs of $13.4 million associated with this amendment.

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

Divestitures

In April 2022, our equity method investment, Exaro Energy III, LLC ("Exaro") entered into a purchase and sale agreement to sell its operations in the Jonah Field in Wyoming. During the three and six months ended June 30, 2022 we received a distribution from Exaro Energy of $6.8 million primarily as a result of the sale.

In February 2022, we contributed all of the assets and prospects in the Gulf of Mexico formerly owned by Contango to Chama Energy LLC ("Chama"), in exchange for a 9.4% interest in Chama. Such interest is valued at approximately $3.8 million. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. Pursuant to the Limited Liability Company Agreement of Chama, we may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to the producing assets we contributed to Chama. During the first quarter of 2022, we derecognized the assets and liabilities that were contributed to Chama from our condensed consolidated balance sheets. We recorded a $4.5 million gain related to on the deconsolidation of these assets and liabilities and recorded an equity method investment for our interest in Chama. The carrying value of our equity method investment in Chama at June 30, 2022 is $3.9 million.

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

We expect to incur approximately $600 million to $700 million, excluding acquisitions, for our 2022 capital program. Our program is approximately 95% allocated to D&C (80 to 85% to our operated assets primarily in the Eagle Ford and Uinta basins and 10 to 15% to non-operated activity) and approximately 5% to other capital expenditures. We expect to fund our 2022 capital program through cash flow from operations. Due to the flexible nature of our capital program and the fact that the majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil	68%	68%	66%	65%
Natural gas	23%	20%	24%	23%
NGLs	9%	12%	10%	12%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 4% or less of our total revenues for the three and six months ended June 30, 2022 and 2021.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil (MBbls)	5,781	3,351	9,766	6,669
Natural gas (MMcf)	32,353	22,482	62,367	43,305
NGLs (MBbls)	1,785	1,492	3,612	2,937
Total (MBoe)	12,958	8,590	23,773	16,824
Daily average (MBoe/d)	142	94	131	93

Total sales volume increased 4,368 MBoe and 6,949 MBoe during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase is primarily due to the Merger Transactions, DJ Basin Acquisition and Central Basin Platform Acquisition (collectively, the "2021 Acquisitions") and our Uinta Transaction, which contributed an additional 2,701 MBoe and 2,356 MBoe for the three months ended June 30, 2022, respectively, and 5,836 MBoe and 2,356 MBoe for the six months ended June 30, 2022, respectively. Sales volumes from our other assets decreased by 689 and 1,243 MBoe during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, primarily as a result of the natural decline from our existing asset base.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations. The outbreak of the COVID-19 virus followed by certain actions taken by OPEC caused crude oil prices to decline significantly beginning in the first half of 2020 and prices remained below pre-pandemic levels for a prolonged period of time. Despite the impact of the COVID-19 virus on the global economy, commodity prices trended higher in the three and six months ended June 30, 2022, compared with the three and six months ended June 30, 2021, reflecting the ongoing recovery in the oil and gas industry in early 2022 due to increasing demand as more states and countries re-open and national and global economies continue to recover from the global COVID-19 pandemic and a premium due to the reduction in crude oil supply resulting from sanctions imposed on Russia in response to its large-scale invasion of Ukraine in February 2022. Although commodity prices have increased substantially in 2022, uncertainty persists regarding OPEC’s actions, increased U.S. drilling and the continued effect from the COVID-19 pandemic, as well the armed conflict in Ukraine.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil	66%	81%	70%	82%
Natural gas	67%	80%	71%	84%
NGLs	49%	70%	49%	71%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil (Bbl):
Average NYMEX	$108.41	$66.07	$101.35	$61.96
Realized price (excluding derivative settlements)	104.23	64.70	99.84	60.84
Realized price (including derivative settlements) (1)	78.84	51.60	74.57	50.95
Natural Gas (Mcf):
Average NYMEX	$7.17	$2.83	$6.06	$2.76
Realized price (excluding derivative settlements)	6.40	2.78	5.62	3.31
Realized price (including derivative settlements)	3.51	2.68	3.32	3.26
NGLs (Bbl):
Realized price (excluding derivative settlements)	$46.98	$25.60	$42.92	$25.30
Realized price (including derivative settlements)	32.15	17.25	28.44	17.07

(1)      For the three and six months ended June 30, 2021, the realized price excludes the impact of the settlement of certain of our outstanding derivative oil commodity contracts associated with calendar years 2022 and 2023 for $198.7 million in June 2021. Subsequent to the settlement, we entered into new commodity derivative contracts at prevailing market prices.

Results of operations:

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues (in thousands):
Oil	$602,567	$216,820	$385,747	178%
Natural gas	207,177	62,449	144,728	232%
Natural gas liquids	83,864	38,192	45,672	120%
Midstream and other	14,826	12,668	2,158	17%
Total revenues	$908,434	$330,129	$578,305	175%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$104.23	$64.70	$39.53	61%
Natural gas ($/Mcf)	6.40	2.78	3.62	130%
NGLs ($/Bbl)	46.98	25.60	21.38	84%
Total ($/Boe)	68.96	36.96	32.00	87%
Net sales volumes:
Oil (MBbls)	5,781	3,351	2,430	73%
Natural gas (MMcf)	32,353	22,482	9,871	44%
NGLs (MBbls)	1,785	1,492	293	20%
Total (MBoe)	12,958	8,590	4,368	51%
Average daily net sales volumes:
Oil (MBbls/d)	64	37	27	73%
Natural gas (MMcf/d)	356	247	109	44%
NGLs (MBbls/d)	20	16	4	25%
Total (MBoe/d)	142	94	48	51%

Oil revenue. Oil revenue increased $385.7 million, or 178%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This was driven primarily by higher realized oil prices that resulted in an increase of $228.5 million (an increase of 61% per Bbl) and a $157.2 million increase in sales volume (27 MBbls/d or 73%). The increase in sales volumes is primarily related to our 2021 Acquisitions and our Uinta Transaction, which contributed an additional 923 MBbls and 1,593 MBbls, respectively, partially offset by the natural decline from our existing asset base of 86 MBbls.

Natural gas revenue. Natural gas revenue increased $144.7 million, or 232% in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This was driven primarily by higher natural gas prices that resulted in an increase of $117.1 million (an increase of 130% per Mcf) and a $27.4 million increase in sales volume (109 MMcf/d, or 44%). The increase in sales volumes were primarily related to our 2021 Acquisitions and our Uinta Transaction, which contributed an additional 8,283 MMcf and 4,570 MMcf, respectively, partially offset by the natural decline from our existing asset base of 2,982 MMcf.
NGL revenue. NGL revenue increased $45.7 million, or 120%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This was driven primarily by higher realized NGL prices that resulted in an increase of $38.2 million (an increase of 84% per Bbl) and a $7.5 million increase in sales volume (4 MBbls/d, or 25%).

Midstream and other revenue. Midstream and other revenue increased $2.2 million, or 17%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, driven primarily by higher midstream revenue related to the 2021 Acquisitions.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Expenses (in thousands):
Operating expense	$255,713	$146,690	$109,023	74%
Depreciation, depletion and amortization	131,573	76,228	55,345	73%
General and administrative expense	19,656	16,122	3,534	22%
Other operating costs	1,651	(9,394)	11,045	NM*
Total expenses	$408,593	$229,646	$178,947	78%
Selected expenses per Boe:
Operating expense, excluding production and other taxes	$14.68	$14.06	$0.62	4%
Production and other taxes	5.05	3.01	2.04	68%
Depreciation, depletion and amortization	10.15	8.87	1.28	14%

* NM = Not meaningful.

Operating expense. Operating expense increased $109.0 million, or 74%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, driven primarily by the following factors:

(i)Lease and asset operating expense increased $56.3 million, or 84%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Additionally, lease and asset operating expense per Boe increased $1.70 per Boe from $7.84 per Boe to $9.54 per Boe. This $56.3 million increase was driven primarily by higher production during the three months ended June 30, 2022, due in part to the 2021 Acquisitions and Uinta Transaction, which contributed $36.4 million and $8.5 million to the increase, respectively, and certain costs that are indexed to oil commodity prices, such as CO2 purchase costs related to our CO2 flood asset in Wyoming. These contractually commodity indexed operating expenses move in tandem with oil commodity prices, and as oil prices increase, higher contractually commodity-linked operating costs are offset by higher realizations.
(ii)Gathering, transportation and marketing expense decreased $10.0 million, or 21%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Additionally, gathering, transportation and marketing expense per Boe decreased $2.67 per Boe from $5.62 per Boe to $2.95 per Boe. This decrease was driven primarily by lower sulfur processing and transportation expenses.
(iii)Production and other taxes increased $39.6 million, or 153%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021 and increased $2.04 per Boe, an increase of 68%, to $5.05 per Boe. This increase was driven primarily by higher oil and natural gas revenues, which increased the tax base upon which production and other taxes are calculated.
(iv)Workover expense increased $22.4 million, or 851%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Additionally, workover expense per Boe increased $1.62 per Boe from $0.31 per Boe to $1.93 per Boe. This increase was driven by (i) higher well workover activities that meet our internal return thresholds due to the higher commodity price environment and (ii) additional costs from our 2021 Acquisitions and Uinta Transaction, which contributed $14.8 million and $2.9 million to the increase, respectively. The 2021 Acquisitions increase includes additional costs related to a standard turnaround at our natural gas processing plant in Wyoming.
(v)Midstream operating expense increased $0.7 million, or 29%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Depreciation, depletion and amortization. In the three months ended June 30, 2022, depreciation, depletion and amortization increased $55.3 million, or 73%, compared to the three months ended June 30, 2021, driven primarily by $24.3 million and

$33.4 million of additional depreciation, depletion and amortization due to our 2021 Acquisitions and our Uinta Transaction, respectively, partially offset by a lower depletion rate on increased reserves of our other assets.

General and administrative expense. General and administrative expense ("G&A") increased $3.5 million, or 22%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily driven by (i) an increase in equity-based compensation expense of $3.0 million due to awards that were granted as part of the Merger Transactions and the increase in fair value of the Company's liability-classified profits interest awards and (ii) $3.3 million related to expense payable under the management agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us, offset by $1.5 million in lower transaction and nonrecurring related expenses. While only the portion borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$8,052	$6,019	$2,033	34%
Transaction and nonrecurring expenses	2,249	3,704	(1,455)	(39)%
Equity-based compensation	9,355	6,399	2,956	46%
Total general and administrative expense	$19,656	$16,122	$3,534	22%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.62	$0.70	$(0.08)	(11)%
Transaction and nonrecurring expenses	0.17	0.43	(0.26)	(60)%
Equity-based compensation	0.72	0.74	(0.02)	(3)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs changed by $11.0 million, compared to the three months ended June 30, 2021, primarily driven by $9.2 million lower gain on sale of assets recognized during the three months ended June 30, 2022.

Interest expense

In the three months ended June 30, 2022, we incurred interest expense of $24.9 million, as compared to $17.4 million in the three months ended June 30, 2021, a 43% increase. This increase was driven primarily by higher interest rates associated with the issuance of the Senior Notes (as defined below) and an increase in our weighted average debt outstanding during the period related to the Uinta Transaction.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and interest rate risks on our variable interest rate debt. The following table presents gain (loss) on derivatives for the periods presented:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Gain (loss) on derivatives (in thousands):
Gain (loss) on commodity derivatives	$(177,209)	$(356,308)	$179,099	(50)%
Gain (loss) on interest rate derivatives	—	312	(312)	(100)%
Gain (loss) on derivatives	$(177,209)	$(355,996)	$178,787	(50)%

Our loss on commodity derivatives during the three months ended June 30, 2022 decreased $178.8 million, or 50%, compared to the three months ended June 30, 2021 primarily due to changes in commodity prices relative to our strike price. In addition, in June 2021, we incurred additional losses on derivatives from the settlement of certain derivative oil contracts for $198.7 million. The derivative losses that were realized were offset by the higher revenue prices that we received during the three months ended June 30, 2022.

Income from equity affiliates

Our income from equity method investments was $2.3 million for the three months ended June 30, 2022 primarily due to a gain on sale of substantially all of the oil and gas assets held by Exaro.

Income tax benefit (expense)

For the three months ended June 30, 2021, we were organized as a limited liability company and treated as a flow-through entity for U.S. federal income tax purposes. As a result, the tax provision for the three months ended June 30, 2021 was minimal. Subsequent to the Merger Transactions, we are a corporation that is subject to U.S. federal and state and income taxes on its allocable share of any taxable income from OpCo. For the three months ended June 30, 2022 we recognized income tax expense of $17.8 million for an effective tax rate of 5.9%. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
(in thousands)
Net income (loss)	$281,898	$(272,861)	$554,759	(203)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	24,937	17,443
Realized (gain) loss on interest rate derivatives	—	3,394
Income tax expense (benefit)	17,798	1
Depreciation, depletion and amortization	131,573	76,228
Exploration expense	1,848	23
Non-cash (gain) loss on derivatives	(89,655)	95,459
Non-cash equity-based compensation expense	9,355	6,399
(Gain) loss on sale of assets	(197)	(9,417)
Other (income) expense	303	(96)
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(10,064)	—
Transaction and nonrecurring expenses (1)	5,548	4,175
Early settlement of derivative contracts (2)	—	198,688
Adjusted EBITDAX (non-GAAP)	$373,344	$119,436	$253,908	213%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash deferred financing cost amortization	(22,608)	(12,884)
Realized (gain) loss on interest rate derivatives	—	(3,394)
Current income tax benefit (expense)	(3,026)	(1)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(17,167)	—
Development of oil and natural gas properties	(193,388)	(40,272)
Levered Free Cash Flow (non-GAAP)	$137,155	$62,885	$74,270	118%

(1)Transaction and nonrecurring expenses of $5.5 million for the three months ended June 30, 2022 were primarily related to (i) transition service agreement costs incurred for the Uinta Transaction and (ii) acquisition and debt transaction related costs. Transaction and nonrecurring expenses of $4.2 million for the three months ended June 30, 2021 were primarily related to legal, consulting and other fees related to the formation of Independence, the acquisition of Titan Energy Holdings, LLC (f/k/a Liberty Energy LLC) (the "Titan Acquisition") and the related reorganization transactions.
(2)Represents the settlement in June 2021 of certain outstanding derivative oil commodity contracts for open positions associated with calendar years 2022 and 2023. Subsequent to the settlement, we entered into commodity derivative contracts at prevailing market prices.

Adjusted EBITDAX increased by $253.9 million, or 213%, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily driven by higher revenue associated with our oil, natural gas and NGL production as a result of increased (i) realized prices and (ii) sales volume driven by our 2021 Acquisitions and our Uinta Transaction. This increase was partially offset by a corresponding increase in operating costs due to higher production volumes and commodity prices, as well as higher realized losses on our commodity derivatives.

Levered Free Cash Flow increased by $74.3 million, or 118%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by our increased Adjusted EBITDAX offset by $153.1 million of increased capital expenditures related to our additional reinvestment activities following the increase in commodity prices.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues (in thousands):
Oil	$975,076	$405,743	$569,333	140%
Natural gas	350,488	143,492	206,996	144%
Natural gas liquids	155,043	74,291	80,752	109%
Midstream and other	26,737	24,464	2,273	9%
Total revenues	$1,507,344	$647,990	$859,354	133%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$99.84	$60.84	$39.00	64%
Natural gas ($/Mcf)	5.62	3.31	2.31	70%
NGLs ($/Bbl)	42.92	25.29	17.63	70%
Total ($/Boe)	62.28	37.06	25.22	68%
Net sales volumes:
Oil (MBbls)	9,766	6,669	3,097	46%
Natural gas (MMcf)	62,367	43,305	19,062	44%
NGLs (MBbls)	3,612	2,937	675	23%
Total (MBoe)	23,773	16,824	6,949	41%
Average daily net sales volumes:
Oil (MBbls/d)	54	37	17	46%
Natural gas (MMcf/d)	345	239	106	44%
NGLs (MBbls/d)	20	16	4	25%
Total (MBoe/d)	131	93	38	41%

Oil revenue. Oil revenue increased $569.3 million, or 140%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This was driven primarily by higher realized oil prices that resulted in an increase of $380.9 million (an increase of 64% per Bbl) and a $188.4 million increase in sales volume (17 MBbls/d or 46%). The increase in sales volumes primarily related to our 2021 Acquisitions and Uinta Transaction, which contributed an additional 1,918 MBbls and 1,593 MBbls, respectively, partially offset by the natural decline from our existing asset base of 414 MBbls.

Natural gas revenue. Natural gas revenue increased $207.0 million, or 144% in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This was driven primarily by higher natural gas prices that resulted in an increase of $143.9 million (an increase of 70% per Mcf) and a $63.1 million increase in sales volume (106 MMcf/d, or 44%). The increase in sales volumes was primarily related to our 2021 Acquisitions and Uinta Transaction, which contributed an additional 18,674 MMcf and 4,570 MMcf, respectively, partially offset by the natural decline from our existing asset base of 4,182 MMcf.
NGL revenue. NGL revenue increased $80.8 million, or 109%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This was driven primarily by higher realized NGL prices that resulted in an increase of $63.7 million (an increase of 70% per Bbl) and a $17.1 million increase in sales volume (4 MBbls/d, or 25%).

Midstream and other revenue. Midstream and other revenue increased $2.3 million, or 9%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, driven primarily by higher midstream revenue related to the 2021 Acquisitions.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Expenses (in thousands):
Operating expense	$474,952	$285,953	$188,999	66%
Depreciation, depletion and amortization	230,592	160,097	70,495	44%
General and administrative expense	42,178	22,751	19,427	85%
Other operating costs	(3,048)	(9,338)	6,290	NM*
Total expenses	$744,674	$459,463	$285,211	62%
Selected expenses per Boe:
Operating expense, excluding production and other taxes	$15.27	$13.89	$1.38	10%
Production and other taxes	4.71	3.10	1.61	52%
Depreciation, depletion and amortization	9.70	9.52	0.18	2%

* NM = Not meaningful.

Operating expense. Operating expense increased $189.0 million, or 66%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, driven primarily by the following factors:

(i)Lease and asset operating expense increased $103.9 million, or 79%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Additionally, lease and asset operating expense per Boe increased $2.10 per Boe from $7.79 per Boe to $9.89 per Boe. This $103.9 million increase was driven primarily by higher production during the six months ended June 30, 2022, due in part to the 2021 Acquisitions and Uinta Transaction, which contributed $72.7 million and $8.5 million to the increase, respectively, and certain costs that are indexed to oil commodity prices, such as CO2 purchase costs related to our CO2 flood asset in Wyoming. These contractually commodity indexed operating expenses move in tandem with oil commodity prices, and as oil prices increase, higher contractually commodity-linked operating costs are offset by higher realizations.
(ii)Gathering, transportation and marketing expense decreased $4.9 million, or 5%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Additionally, gathering, transportation and marketing expense per Boe decreased $1.79 per Boe from $5.43 per Boe to $3.64 per Boe. This decrease was driven primarily by lower sulfur processing and transportation expenses.

(iii)Production and other taxes and increased $59.8 million, or 115%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021 and increased $1.61 per Boe, an increase of 52%, to $4.71 per Boe. This increase was driven primarily by higher oil and natural gas revenues, which increased the tax base upon which production and other taxes are calculated.
(iv)Workover expense increased $30.1 million, or 615%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Additionally, workover expense per Boe increased $1.18 per Boe from $0.29 per Boe to $1.47 per Boe. This increase was driven primarily by (i) higher well workover activities that meet our internal return thresholds due to the higher commodity price environment and (ii) additional costs from our 2021 Acquisitions and Uinta Transaction, which contributed $20.3 million and $2.9 million to the increase, respectively. The 2021 Acquisitions increase includes additional costs related to a standard turnaround at our natural gas processing plant in Wyoming.
(v)Midstream operating expense increased $0.1 million, or 1%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Depreciation, depletion and amortization. In the six months ended June 30, 2022, depreciation, depletion and amortization increased $70.5 million, or 44%, compared to the six months ended June 30, 2021, driven primarily by $55.1 million and $33.4 million of additional depreciation, depletion and amortization due to our 2021 Acquisitions and Uinta Transaction, respectively, partially offset by a lower depletion rate on increased reserves of our other assets.

General and administrative expense. General and administrative expense ("G&A") increased $19.4 million, or 85%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by (i) an increase in equity-based compensation expense of $10.7 million due to awards that were granted as part of the Merger Transactions and the increase in fair value of the Company's liability-classified profits interest awards and (ii) $6.6 million related to expense payable under the management agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us. While only the portion borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$16,315	$8,667	$7,648	88%
Transaction and nonrecurring expenses	5,393	4,348	1,045	24%
Equity-based compensation	20,470	9,736	10,734	110%
Total general and administrative expense	$42,178	$22,751	$19,427	85%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.69	$0.52	$0.17	33%
Transaction and nonrecurring expenses	0.23	0.26	(0.03)	(12)%
Equity-based compensation	0.86	0.58	0.28	48%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs changed by $6.3 million, compared to the six months ended June 30, 2021, primarily driven by a $4.4 million lower gain on sale of assets recognized during the six months ended June 30, 2022.

Interest expense

In the six months ended June 30, 2022, we incurred interest expense of $41.5 million, as compared to $24.8 million in the six months ended June 30, 2021, a 67% increase. This increase was driven primarily by higher interest rates associated with the issuance of the Senior Notes (as defined below) and an increase in our weighted average debt outstanding during the period.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and interest rate risks on our variable interest rate debt. The following table presents gain (loss) on derivatives for the periods presented:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Gain (loss) on derivatives (in thousands):
Gain (loss) on commodity derivatives	$(850,695)	$(603,135)	$(247,560)	41%
Gain (loss) on interest rate derivatives	—	325	(325)	(100)%
Gain (loss) on derivatives	$(850,695)	$(602,810)	$(247,885)	41%

Our loss on commodity derivatives during the six months ended June 30, 2022 increased $247.9 million, or 41%, compared to the six months ended June 30, 2021 primarily due to changes in commodity prices relative to our strike price. In addition, in June 2021, we incurred additional losses on derivatives from the settlement of certain derivative oil contracts for $198.7 million. The derivative losses that were realized were offset by the higher revenue prices that we received during the six months ended June 30, 2022.

Income from equity affiliates

Our income from equity method investments was $3.3 million for the six months ended June 30, 2022 primarily due to a gain on sale of substantially all of the oil and gas assets held by Exaro.

Income tax benefit (expense)

For the six months ended June 30, 2021, we were organized as a limited liability company and treated as a flow-through entity for U.S. federal income tax purposes. As a result, the tax provision for the six months ended June 30, 2021 was minimal. Subsequent to the Merger Transactions we are a corporation that is subject to U.S. federal and state and income taxes on its allocable share of any taxable income from OpCo. For the six months ended June 30, 2022 we recognized income tax expense of $3.9 million for an effective tax rate of 3.1%. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
(in thousands)
Net income (loss)	$(124,109)	$(439,129)	$315,020	(72)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	41,461	24,826
Realized (gain) loss on interest rate derivatives	—	7,022
Income tax expense (benefit)	(3,927)	14
Depreciation, depletion and amortization	230,592	160,097
Exploration expense	1,939	79
Non-cash (gain) loss on derivatives	408,030	304,579
Non-cash equity-based compensation expense	20,470	9,736
(Gain) loss on sale of assets	(4,987)	(9,417)
Other (income) expense	1,802	6
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(20,128)	—
Transaction and nonrecurring expenses (1)	17,107	4,819
Early settlement of derivative contracts (2)	—	198,688
Adjusted EBITDAX (non-GAAP)	$568,250	$261,320	$306,930	117%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash deferred financing cost amortization	(37,535)	(19,417)
Realized (gain) loss on interest rate derivatives	—	(7,022)
Current income tax benefit (expense)	(7,976)	(14)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(17,167)	—
Development of oil and natural gas properties	(278,868)	(65,099)
Levered Free Cash Flow (non-GAAP)	$226,704	$169,768	$56,936	34%

(1)Transaction and nonrecurring expenses of $17.1 million for the six months ended June 30, 2022 were primarily related to (i) legal, consulting, transition service agreement costs, related restructuring of acquired derivative contracts and other fees incurred for the Uinta Transaction and Merger Transactions, (ii) severance costs subsequent to the Merger Transactions and (iii) acquisition and debt transaction related costs. Transaction and nonrecurring expenses of $4.8 million for the six months ended June 30, 2021 were primarily related to legal, consulting and other fees related to the formation of Independence, the Titan Acquisition and the related reorganization transactions.
(2)Represents the settlement in June 2021 of certain outstanding derivative oil commodity contracts for open positions associated with calendar years 2022 and 2023. Subsequent to the settlement, we entered into commodity derivative contracts at prevailing market prices.

Adjusted EBITDAX increased by $306.9 million, or 117%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by higher revenue associated with our oil, natural gas and NGL production as a result of increased (i) realized prices and (ii) sales volume driven by our 2021 Acquisitions and our Uinta Transaction. This increase was partially offset by a corresponding increase in operating costs due to higher production volumes and commodity prices, as well as higher realized losses on our commodity derivatives.

Levered Free Cash Flow increased by $56.9 million, or 34%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by our increased Adjusted EBITDAX offset by $213.8 million of increased capital expenditures related to our additional reinvestment activities following the increase in commodity prices.

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

Our development program is designed to prioritize the generation of meaningful free cash flow and attractive risk-adjusted returns and is inherently flexible, with the ability to scale our capital program as necessary to react to the existing market environment and ongoing asset performance. See “—Development plan and capital budget” above for additional discussion of our capital program.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$54,580	$128,578
Long-term debt	1,515,702	1,030,406

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$398,454	$35,678
Net cash used in investing activities	(864,036)	(86,670)
Net cash provided by financing activities	394,613	90,209

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2022 increased by $362.8 million, or 1017%, compared to the six months ended June 30, 2021 primarily due to higher EBITDAX and the restructuring of certain derivative contracts in 2021, partially offset by the restructuring of certain oil commodity derivative contracts acquired in connection with the Uinta Transaction.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2022 increased by $777.4 million, or 897%, compared to the six months ended June 30, 2021, primarily due to $566.6 million of additional acquisitions of oil and natural gas properties in 2022, driven by the Uinta Transaction, and an additional $191.6 million of cash development capital expenditures as we have resumed reinvestment activity in relation to higher commodity prices.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $394.6 million, as compared to a $90.2 million use of cash in the six months ended June 30, 2021. This increase was primarily due to net cash inflows from our debt transactions, primarily the result of the issuance of our 7.250% senior notes due 2026 (the "New Notes") in February 2022 and additional borrowings from our Revolving Credit Facility to fund our Uinta Transaction.

These net cash inflows in 2022 were partially offset by $61.4 million in distributions to redeemable noncontrolling interests and $12.2 million in dividends to holders of our Class A Common Stock.

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

Revolving Credit Facility

In connection with the issuance of the Senior Notes, Crescent Finance entered into the Revolving Credit Facility. The Revolving Credit Facility matures on May 6, 2025. At June 30, 2022, we had $829.0 million of outstanding borrowings under the Revolving Credit Facility and $17.8 million in outstanding letters of credit.

In connection with the closing of the Uinta Transaction, we entered into an amendment to our Revolving Credit Facility to increase the borrowing base to $1.8 billion with an elected commitment amount of $1.3 billion.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR")), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.50% per year. Our weighted average interest rate on loan amounts outstanding as of June 30, 2022 was 4.42%.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such default, the lenders will be able to accelerate maturity and exercise other rights and remedies. We expect to remain in compliance with these covenants for the foreseeable future.

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

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Total development of oil and natural gas properties	$278,868	$65,099
Change in accruals or other non-cash adjustments	(38,512)	(16,302)
Cash used in development of oil and natural gas properties	240,356	48,797
Cash used in acquisition of oil and natural gas properties	627,390	60,828
Non-cash acquisition of oil and natural gas properties	—	10,537
Total expenditures on acquisition and development of oil and natural gas properties	$867,746	$120,162

Our development of oil and natural gas properties was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Due to the low commodity price environment experienced throughout 2020 resulting from the COVID-19 pandemic and the actions from OPEC, we significantly reduced our development capital expenditures starting in the second quarter of 2020 but resumed development activities in the second half of 2021 as commodity prices recovered. During the six ended June 30, 2022, commodity prices remained at or above levels prior to the COVID-19 pandemic. Our budget for 2022 reflects the current price environment. We used cash of $627.4 million in 2022 for the acquisition of oil and natural gas properties, primarily related to our Uinta Transaction, as compared to $60.8 million in 2021, primarily related to our DJ Basin Acquisition (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures in Part I, Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of June 30, 2022, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indenture governing the Senior Notes.

We paid cash dividends of $0.29 per share of our Class A Common Stock to shareholders during the six months ended June 30, 2022.

On August 9, 2022, the Board of Directors approved a quarterly cash dividend of $0.17 per share, or $0.68 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2022. The quarterly dividend is payable on September 6, 2022 to shareholders of record as of the close of business on August 23, 2022. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2021 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of June 30, 2022.

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

We define Adjusted EBITDAX as net income (loss) before interest expense, realized (gain) loss on interest rate derivatives, income tax expense, depreciation, depletion and amortization, exploration expense, non-cash gain (loss) on derivative contracts, impairment of oil and natural gas properties, non-cash equity-based compensation, (gain) loss on sale of assets, other (income) expense, certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation, transaction and nonrecurring expenses and early settlement of derivative contracts. We believe Adjusted EBITDAX is a useful performance measure because it allows for an effective evaluation of our operating performance when compared against our peers, without regard to our financing methods, corporate form or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDAX because these amounts can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP, of which such measure is the most comparable GAAP measure. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax burden, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDAX. Our presentation of Adjusted EBITDAX should not be construed as an inference that our results will be unaffected by unusual or nonrecurring items. Our computations of Adjusted EBITDAX may not be identical to other similarly titled measures of other companies. In addition, the Revolving Credit Facility and Senior Notes include a calculation of Adjusted EBITDAX for purposes of covenant compliance.

We define Levered Free Cash Flow as Adjusted EBITDAX less interest expense, excluding non-cash deferred financing cost amortization, realized gain (loss) on interest rate derivatives, current income tax benefit (expense), tax-related redeemable noncontrolling interest distributions made by OpCo and development of oil and natural gas properties. Levered Free Cash Flow does not take into account amounts incurred on acquisitions. Levered Free Cash Flow is not a measure of performance as determined by GAAP. Levered Free Cash Flow is a supplemental non-GAAP performance measure that is used by our management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Levered Free Cash Flow is a useful performance measure because it allows for an effective evaluation of our operating and financial performance and the ability of our operations to generate cash flow that is available to reduce leverage or distribute to our equity holders. Levered Free Cash Flow should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP, of which such measure is the most comparable GAAP measure, or as an indicator of actual operating performance or investing activities. Our computations of Levered Free Cash Flow may not be comparable to other similarly titled measures of other companies.

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

As of June 30, 2022, our derivative portfolio had an aggregate notional value of approximately $2.0 billion, and the fair market value of our commodity derivative contracts was a net liability of $0.9 billion. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at June 30, 2022, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $279.6 million. If prices decreased by 10%, our derivative position would change by approximately $279.2 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At June 30, 2022, we had $829.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $4.1 million increase or decrease in interest expense for the six months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing or worsening inflationary issue and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

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

4.4
Third Supplemental Indenture, dated as of April 1, 2022, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2022).

4.5
Fourth Supplemental Indenture, dated as of April 20, 2022, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2022).

10.1*	Form of Equity Incentive Plan RSU Agreement (Director)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

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

CRESCENT ENERGY COMPANY
(Registrant)

August 9, 2022	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

August 9, 2022	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)