Form 10-Q
period 2022-09-30
Crescent Energy Co
filed 2022-11-09
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were approximately 48,282,163 and 118,645,323 shares of the registrant's Class A and Class B common stock outstanding, respectively.

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
WTI — A light crude oil produced in the United States with an American Petroleum Institute gravity of approximately 38-40 and sulfur content of approximately 0.3%.

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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,478	$128,578
Accounts receivable, net	518,531	321,855
Accounts receivable – affiliates	1,532	20,341
Derivative assets - current	7,120	—
Drilling advances	10,220	200
Prepaid and other current assets	20,595	8,644
Total current assets	580,476	479,618
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	7,299,737	6,043,602
Unproved	331,294	308,721
Oil and natural gas properties at cost, successful efforts method	7,631,031	6,352,323
Field and other property and equipment, at cost	177,181	144,318
Total property, plant and equipment	7,808,212	6,496,641
Less: accumulated depreciation, depletion, amortization and impairment	(2,300,795)	(1,941,528)
Property, plant and equipment, net	5,507,417	4,555,113
Goodwill	76,826	76,564
Derivative assets – noncurrent	—	579
Investment in equity affiliates	14,509	15,415
Other assets	50,366	30,173
TOTAL ASSETS	$6,229,594	$5,157,462

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$596,115	$337,881
Accounts payable – affiliates	39,962	8,675
Derivative liabilities – current	384,038	253,525
Financing lease obligations – current	2,446	1,606
Other current liabilities	17,324	14,438
Total current liabilities	1,039,885	616,125
Long-term debt	1,372,334	1,030,406
Derivative liabilities – noncurrent	89,343	133,471
Asset retirement obligations	290,122	258,102
Deferred tax liability	141,643	82,537
Financing lease obligations – noncurrent	5,032	3,512
Other liabilities	22,253	13,652
Total liabilities	2,960,612	2,137,805
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	2,419,993	2,325,013
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 49,433,154 and 43,105,376 shares issued, and 48,282,163 and 41,954,385 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	5	4
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 118,645,323 and 127,536,463 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	12	13
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost; 1,150,991 shares of Class A common stock as of September 30, 2022 and December 31, 2021	(18,448)	(18,448)
Additional paid-in capital	801,978	720,016
Retained earnings (accumulated deficit)	61,375	(19,376)
Noncontrolling interests	4,067	12,435
Total equity	848,989	694,644
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,229,594	$5,157,462

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Oil	$550,823	$222,074	$1,525,899	$627,817
Natural gas	235,830	86,779	586,318	230,271
Natural gas liquids	64,810	47,322	219,853	121,613
Midstream and other	13,494	9,553	40,231	34,017
Total revenues	864,957	365,728	2,372,301	1,013,718
Expenses:
Lease operating expense	121,554	58,338	322,752	175,966
Workover expense	21,126	2,932	56,102	7,823
Asset operating expense	20,791	10,810	54,653	24,306
Gathering, transportation and marketing	44,757	44,634	131,271	136,056
Production and other taxes	71,511	28,090	183,491	80,276
Depreciation, depletion and amortization	145,008	73,025	375,600	233,122
Exploration expense	1,909	754	3,848	833
Midstream operating expense	3,550	2,518	9,972	8,848
General and administrative expense	17,311	11,024	59,489	33,775
Gain on sale of assets	(127)	(1)	(5,114)	(9,418)
Total expenses	447,390	232,124	1,192,064	691,587
Income (loss) from operations	417,567	133,604	1,180,237	322,131
Other income (expense):
Gain (loss) on derivatives	205,130	(282,222)	(645,565)	(885,032)
Interest expense	(27,057)	(12,984)	(68,518)	(37,810)
Other income (expense)	(2,670)	(48)	(4,472)	(54)
Income from equity affiliates	834	—	4,086	—
Total other income (expense)	176,237	(295,254)	(714,469)	(922,896)
Income (loss) before taxes	593,804	(161,650)	465,768	(600,765)
Income tax benefit (expense)	(38,455)	(393)	(34,528)	(407)
Net income (loss)	555,349	(162,043)	431,240	(601,172)
Less: net (income) loss attributable to Predecessor	—	160,567	—	585,804
Less: net (income) loss attributable to noncontrolling interests	(904)	1,476	(2,087)	15,368
Less: net (income) loss attributable to redeemable noncontrolling interests	(436,084)	—	(341,269)	—
Net income (loss) attributable to Crescent Energy	$118,361	$—	$87,884	$—
Net income (loss) per share:
Class A common stock – basic	$2.74		$2.07
Class A common stock – diluted	$2.74		$2.07
Class B common stock – basic and diluted	$—		$—
Weighted average shares outstanding:
Class A common stock – basic	43,197		42,377
Class A common stock - diluted	43,210		42,382
Class B common stock – basic and diluted	125,797		126,950

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Predecessor		Crescent Energy Company
	Class A Units	Members' Equity	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	1,220	$2,716,892	—	$—	—	$—	—	$—	—	$—	$—	$—	$176,268	$2,893,160
Net loss attributable to Predecessor	—	(155,629)	—	—	—	—	—	—	—	—	—	—	(10,639)	(166,268)
Contributions	—	3,064	—	—	—	—	—	—	—	—	—	—	—	3,064
Distributions	—	(9,448)	—	—	—	—	—	—	—	—	—	—	(289)	(9,737)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,568	1,568
Balance at March 31, 2021	1,220	$2,554,879	—	$—	—	$—	—	$—	—	$—	$—	$—	$166,908	$2,721,787
Net loss attributable to Predecessor	—	(269,608)	—	—	—	—	—	—	—	—	—	—	(3,253)	(272,861)
Contributions	—	4,100	—	—	—	—	—	—	—	—	—	—	35,461	39,561
Distributions	—	(13,761)	—	—	—	—	—	—	—	—	—	—	11	(13,750)
Noncontrolling Interest Carve-out	—	—	—	—	—	—	—	—	—	—	—	—	(121,872)	(121,872)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,564	1,564
April 2021 Exchange	10	62,051	—	—	—	—	—	—	—	—	—	—	(62,051)	—
Balance at June 30, 2021	1,230	$2,337,661	—	$—	—	$—	—	$—	—	$—	$—	$—	$16,768	$2,354,429
Net loss attributable to Predecessor	—	(160,567)	—	—	—	—	—	—	—	—	—	—	(1,476)	(162,043)
Distributions	—	(11,838)	—	—	—	—	—	—	—	—	—	—	(268)	(12,106)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	57	57
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(1,414)	(1,414)
Balance at September 30, 2021	1,230	$2,165,256	—	$—	—	$—	—	$—	—	$—	$—	$—	$13,667	$2,178,923

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Predecessor		Crescent Energy Company
	Class A Units	Members' Equity	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$720,016	$(19,376)	$12,435	$694,644
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(85,000)	470	(84,530)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,533	1,533
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(645)	(645)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	—	(5,035)	—	—	(5,035)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	964	—	(192)	772
Change in deferred taxes related to basis in OpCo (see Note 2)	—	—	—	—	—	—	—	—	—	—	20,216	—	—	20,216
Adjustment of redeemable noncontrolling interests to redemption amount (see Note 2)	—	—	—	—	—	—	—	—	—	—	(194,980)	—	—	(194,980)
Balance at March 31, 2022	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$541,181	$(104,376)	$13,601	$431,975
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	54,523	713	55,236
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,201)	(4,201)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4,060)	(4,060)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	—	(7,133)	—	—	(7,133)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,080	—	(4)	1,076
Change in deferred taxes related to basis in OpCo (see Note 2)	—	—	—	—	—	—	—	—	—	—	(46,567)	—	—	(46,567)
Adjustment of redeemable noncontrolling interests to redemption amount (see Note 2)	—	—	—	—	—	—	—	—	—	—	194,980	—	—	194,980
Balance at June 30, 2022	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$683,541	$(49,853)	$6,049	$621,306

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Predecessor		Crescent Energy Company
	Class A Units	Members' Equity	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$683,541	$(49,853)	$6,049	$621,306
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	118,361	904	119,265
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(2,886)	(2,886)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	—	—	(7,133)	—	(7,133)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	2,246	—	—	2,246
Change in deferred taxes related to basis differences associated with the Equity Transactions (see Note 2)	—	—	—	—	—	—	—	—	—	—	(5,599)	—	—	(5,599)
Change in equity associated with the Equity Transactions (see Note 1)	—	—	6,328	1	(8,891)	(1)	—	—	—	—	121,790	—	—	121,790
Balance at September 30, 2022	—	$—	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$801,978	$61,375	$4,067	$848,989

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$431,240	$(601,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	375,600	233,122
Deferred income tax expense (benefit)	27,428	—
(Gain) loss on derivatives	645,565	885,032
Net cash (paid) received on settlement of derivatives	(654,377)	(389,142)
Non-cash equity-based compensation expense	26,306	14,054
Amortization of debt issuance costs and discount	6,431	6,809
Gain on sale of oil and natural gas properties	(5,114)	(9,418)
Restructuring of acquired derivative contracts	(51,994)	—
Settlement of acquired derivative contracts	(39,046)	—
Other	(6,941)	3,256
Changes in operating assets and liabilities:
Accounts receivable	(189,512)	(67,588)
Accounts receivable – affiliates	18,809	(9,363)
Prepaid and other current assets	(22,011)	27,898
Accounts payable and accrued liabilities	213,428	60,112
Accounts payable – affiliates	24,560	(4,720)
Other	(3,018)	(248)
Net cash provided by operating activities	797,354	148,632
Cash flows from investing activities:
Development of oil and natural gas properties	(440,375)	(83,697)
Acquisitions of oil and natural gas properties	(627,539)	(65,391)
Proceeds from the sale of oil and natural gas properties	4,800	22,053
Purchases of restricted investment securities – HTM	(7,175)	(6,746)
Maturities of restricted investment securities – HTM	5,400	8,121
Other	3,955	(1,116)
Net cash used in investing activities	(1,060,934)	(126,776)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	199,250	490,625
Revolving Credit Facility borrowings	1,118,000	386,062
Revolving Credit Facility repayments	(976,000)	(108,000)
Payment of debt issuance costs	(20,028)	(10,880)
Prior Credit Agreement borrowings	—	53,900
Prior Credit Agreement repayments	—	(804,975)
Redeemable noncontrolling interest contributions	5,985	—
Member distributions and other	(3,784)	(35,294)
Dividend to Class A common stock	(19,301)	—
Distributions to redeemable noncontrolling interests related to Class A common stock dividend	(58,705)	—
Distributions to redeemable noncontrolling interests related to Manager Compensation	(22,779)	—
Distributions to redeemable noncontrolling interests related to income taxes	(17,970)	—
Repurchase of redeemable noncontrolling interests related to Equity Transactions	(36,220)	—
Repurchase of noncontrolling interest	(4,060)	(1,414)
Noncontrolling interest distributions	(6,326)	(546)
Noncontrolling interest contributions	55	35,461
Net cash provided by financing activities	158,117	4,939
Net change in cash, cash equivalents and restricted cash	(105,463)	26,795
Cash, cash equivalents and restricted cash, beginning of period	135,117	41,420
Cash, cash equivalents and restricted cash, end of period	$29,654	$68,215
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

Upon closing of the Merger Transactions, (a) former owners of Independence owned approximately 75% of OpCo, 100% of the total outstanding Class B Common Stock and approximately 75% of the total outstanding Class A Common Stock and Class B Common Stock taken together, (b) former stockholders of Contango owned Class A Common Stock representing approximately 25% of the outstanding Class A Common Stock and Class B Common Stock, taken together and (c) Crescent owned approximately 25% of the OpCo Units. Additionally, Independence Energy Aggregator LP, an affiliate of certain former owners of Independence, is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the board of directors of Crescent (the "Board of Directors") and to certain other approval rights.

Equity Transactions

In September 2022, Independence Energy Aggregator L.P., the entity through which certain affiliated entities hold their interests in us, exchanged 6.3 million units representing membership interests in OpCo (together with a corresponding number of shares of our Class B Common Stock) for shares of our Class A Common Stock and agreed to sell 5.75 million shares of our Class A Common Stock (the "Offering") at a price to the public of $15.00 per share, or a net price of $14.10 per share after deducting the underwriters' discounts and commissions. We did not receive any cash proceeds from the Offering. Concurrent with the closing of the Offering, we repurchased an aggregate of approximately 2.6 million OpCo Units from PT Independence Energy Holdings LLC for $36.2 million and cancelled a corresponding number of shares of our Class B Common Stock (the "Concurrent OpCo Unit Purchase," and, together with the Offering, the "Equity Transactions"). As a result of the Equity Transactions, the total number of shares of our Class A Common Stock increased by 6.3 million shares, including 0.6 million shares of our Class A Common Stock that were not included as part of the Offering but rather issued in exchange for shares of Class B Common Stock and distributed in-kind by Independence Energy Aggregator L.P. to affiliates, and the number of shares of our Class B Common Stock decreased by approximately 8.9 million. After the Equity Transactions, shares of our Class A Common Stock represent approximately 29% of the outstanding shares of Class A Common Stock and Class B Common Stock, taken together, and we own approximately 29% of the outstanding OpCo Units. Redeemable noncontrolling interests decreased by $158.1 million while APIC increased by $121.8 million as a result of the Equity Transactions and to reflect the new ownership of OpCo.

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

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which at September 30, 2022 is owned approximately 29% by Crescent and approximately 71% by holders of our redeemable noncontrolling interests representing former owners of Independence, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. See “—Merger Transactions” above for more information regarding our corporate structure.

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

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in the statements of cash flows:

	As of September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$22,478	$63,541
Restricted cash – noncurrent	7,176	4,674
Total cash, cash equivalents and restricted cash	$29,654	$68,215

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

In September 2022, our Equity Transactions, including 0.6 million shares that were not included as part of the Offering but rather issued in exchange for shares of Class B Common Stock and distributed in-kind by Independence Energy Aggregator L.P. to affiliates reduced the number of shares of our Class B Common Stock outstanding by 8.9 million shares. The reduction was a result of the exchange of 6.3 million shares of Class B Common Stock into shares of Class A Common Stock and the repurchase of 2.6 million shares of Class B Common Stock for $36.2 million.

From December 31, 2021 through September 30, 2022, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2021	$2,325,013
Net loss attributable to redeemable noncontrolling interests	(321,477)
Distribution from OpCo	(15,323)
Accrued OpCo distribution	(10,064)
Equity-based compensation	2,931
Adjustment of redeemable noncontrolling interests to redemption amount (1)	194,980
Balance as of March 31, 2022	$2,176,060
Net income attributable to redeemable noncontrolling interests	226,662
Contributions	5,985
Distribution from OpCo	(33,376)
Accrued OpCo distribution	(16,220)
Equity-based compensation	3,282
Adjustment of redeemable noncontrolling interests to carrying value (1)	(194,980)
Balance at June 30, 2022	$2,167,413
Net income attributable to redeemable noncontrolling interests	436,084
Distribution from OpCo	(21,967)
Accrued OpCo distribution	(9,471)
Equity-based compensation	5,999
Cancellation of OpCo Units associated with Equity Transactions	(158,065)
Balance at September 30, 2022	$2,419,993

(1)Based on 127,536,463 shares of Class B Common Stock outstanding and the 10-day VWAP of Class A Common Stock of $17.06 at March 31, 2022. The increase to redeemable noncontrolling interests was offset by a $195.0 million decrease in APIC. At June 30, 2022, we reversed this adjustment because the carrying value of our redeemable noncontrolling interests was greater than the redemption value.

Income Taxes

For the three and nine months ended September 30, 2021, we were organized as a limited liability company and treated as a flow-through entity for U.S. federal income tax purposes. As a result, the tax provision for the three and nine months ended September 30, 2021 was minimal. Subsequent to the Merger Transactions, the Company is a corporation that is subject to U.S. federal, state and local income taxes on its allocable share of any taxable income from OpCo. For the three and nine months ended September 30, 2022 we recognized income tax expense of $38.5 million and $34.5 million for an effective tax rate of 6.5% and 7.4%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

As part of the Merger Transactions, we acquired federal and state net operating losses ("NOLs") which are subject to Section 382 limitation. Pursuant to Sections 382 and 383 of the Internal Revenue Code, utilization of our NOLs and credits is subject to a small annual limitation. These annual limitations may result in the expiration of NOLs and credits prior to utilization. As of September 30, 2022, we have a $26.1 million valuation allowance related to the federal and state NOLs incurred that we do not believe are recoverable due to Section 382 limitations.

During the three months ended September 30, 2022, we decreased APIC and increased our deferred tax liability by $5.6 million primarily as the result of the Equity Transactions and the resultant change in our ownership interests and basis in OpCo. During the nine months ended September 30, 2022 we decreased APIC by $31.9 million primarily related to a change in the deferred tax liability related to our estimated basis in our ownership interests in OpCo and the Equity Transactions, offset by other changes in our deferred tax liability related to ownership interests in OpCo. As of September 30, 2022 and December 31, 2021, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$44,072	$13,608
Income tax (refunds) payments	7,864	407
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$78,080	$36,568
Equity consideration for acquisitions, net of cash acquired	—	7,164
April 2021 Exchange	—	62,051
Noncontrolling Interest Carve-Out	—	(121,872)
Capitalized non-cash equity-based compensation	—	3,373

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
NOTE 3 – Acquisitions and Divestitures

Uinta Transaction

In March 2022, we consummated the acquisition contemplated by the Membership Interest Purchase Agreement dated February 15, 2022 (the “Purchase Agreement” and the transactions contemplated therein, the “Uinta Transaction”) between certain of our subsidiaries, including OpCo, and Verdun Oil Company II LLC, a Delaware limited liability company, pursuant to which we purchased all of the issued and outstanding membership interests of Uinta AssetCo, LLC, a Texas limited liability company that holds all development and production assets of, and certain obligations formerly held by EP Energy E&P Company, L.P. located in the State of Utah. Upon closing of the Uinta Transaction, we paid $621.3 million in cash consideration and transaction fees and assumed certain commodity derivatives. The Uinta Transaction was funded with cash on hand and borrowings under our Revolving Credit Facility (as defined below). We accounted for the Uinta Transaction as an asset acquisition and recorded an additional $852.5 million of property, plant and equipment, net of acquired commodity derivative liabilities of $179.7 million, accounts payable of $14.3 million and asset retirement liability of $37.2 million. In connection with the closing of the Uinta Transaction, we entered into an amendment to our Revolving Credit Facility to, among other things, increase the borrowing base to $1.8 billion and the elected commitment amount to $1.3 billion (see NOTE 7 – Debt). We incurred financing costs of $13.4 million associated with this amendment, which are recorded as debt issuance costs within Other assets on the condensed consolidated balance sheets.

Subsequent to the closing of the Uinta Transaction, we settled certain acquired oil commodity derivative positions and entered into new commodity derivative contracts for 2022 with a swap price of $75 per barrel for a net cost of $54.1 million, including restructuring fees, during the three months ended March 31, 2022.

Contango Merger

In December 2021, we acquired all of Contango's outstanding common stock through the issuance of 39,834,461 shares of Class A Common Stock (the "Contango Merger") and settled Contango's equity-based compensation plans through the issuance of 3,270,915 shares of Class A Common Stock, of which 1,150,991 shares of treasury stock were withheld to meet employee payroll tax withholding obligations. Contango's properties are primarily located in Oklahoma, Texas, Wyoming and Louisiana. We accounted for the Contango Merger as a business combination using the acquisition method under GAAP. The fair value of consideration transferred totaled $654.6 million based on the closing share price of Contango's common stock on the date of the Merger Transactions as shares of our Class A Common Stock were not yet publicly traded. The purchase price allocation for the acquisition is preliminary for assets acquired and liabilities assumed. During the nine months ended September 30, 2022, we recognized measurement period adjustments for the Contango Merger that increased Accounts receivable, net by $5.8 million, reduced Oil and natural gas properties - proved by $0.2 million, and increased Accounts payable and accrued liabilities by $5.8 million, with an offsetting adjustment to Goodwill on our condensed consolidated balance sheets. We expect to complete a final valuation analysis during the fourth quarter of 2022. As a result of the acquisition, we recognized $76.8 million of goodwill that is primarily attributable to deferred tax liabilities associated with the transaction and expected synergies from our combined operations. This goodwill is not expected to be deductible for income tax reporting purposes.

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

Equity Method Investment

In April 2022, our equity method investment, Exaro Energy III, LLC ("Exaro"), entered into a purchase and sale agreement to sell its operations in the Jonah Field in Wyoming. During the nine months ended September 30, 2022 we received a distribution of $6.8 million primarily as a result of the sale.

Chama

In February 2022, we contributed all of the assets and prospects in the Gulf of Mexico formerly owned by Contango to Chama Energy LLC ("Chama") in exchange for a 9.4% interest in Chama, which interest was valued at $3.8 million. As a result, we derecognized the assets and liabilities that were contributed to Chama from our condensed consolidated balance sheets and recorded an equity method investment for our interest in Chama, as well as a $4.5 million gain related to the deconsolidation of these assets and liabilities. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. Pursuant to the Limited Liability Company Agreement of Chama, we may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to the producing assets we contributed to Chama. The carrying value of our equity method investment in Chama at September 30, 2022 was $4.1 million.

Claiborne Parish Divestiture

In December 2021, we entered into a purchase and sale agreement with an unaffiliated third-party that encompassed the sale of certain producing properties and oil and natural gas leases in Claiborne Parish, Louisiana in exchange for cash consideration, net of closing adjustments, of $4.3 million.

Arkoma Basin Divestiture

In May 2021, we executed a purchase and sale agreement with an unaffiliated third-party that encompassed the sale of certain producing properties and oil and natural gas leases in the Arkoma Basin in exchange for cash consideration, net of closing adjustments, of $22.1 million. We recorded an $8.8 million gain on sale of assets in 2021 related to the transaction.
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

As of September 30, 2022, our commodity derivative instruments consisted of fixed price swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of September 30, 2022:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
Crude oil swaps (Bbls):	(in thousands)				(in thousands)
WTI
2022	3,301	$64.08			$(46,646)
2023	9,710	$60.00			(115,421)
2024	5,721	$63.82			(16,008)
Brent
2022	126	$56.36			(3,377)
2023	527	$52.52			(12,202)
2024	276	$68.65			(868)
Crude oil collars – WTI (Bbls):
2023	1,155	$48.68	-	$57.87	(18,071)
Natural gas swaps (MMBtu):
2022	20,180	$2.78			(82,379)
2023	62,248	$2.73			(165,728)
2024	9,604	$4.14			(5,247)
NGL swaps (Bbls):
2022	736	$32.55			95
2023	1,379	$40.80			13,745
Crude oil basis swaps (Bbls):
2022	1,413	$(0.15)			(3,252)
Natural gas basis swaps (MMBtu):
2022	6,230	$(0.16)			2,766
Calendar Month Average ("CMA") roll swaps (Bbls):
2022	364	$1.08			31
Natural gas collars (MMBtu):
2023	550	$2.63	-	$3.01	(1,725)
2024	18,300	$3.38	-	$4.56	(11,974)
Total					$(466,261)

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts as of September 30, 2022 and December 31, 2021:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
September 30, 2022
Assets:
Derivative assets – current	$27,574	$(20,454)	$7,120
Derivative assets – noncurrent	21,488	(21,488)	—
Total assets	$49,062	$(41,942)	$7,120
Liabilities:
Derivative liabilities – current	$(404,492)	$20,454	$(384,038)
Derivative liabilities – noncurrent	(110,831)	21,488	(89,343)
Total liabilities	$(515,323)	$41,942	$(473,381)

December 31, 2021
Assets:
Derivative assets – current	$2,983	$(2,983)	$—
Derivative assets – noncurrent	4,834	(4,255)	579
Total assets	$7,817	$(7,238)	$579
Liabilities:
Derivative liabilities – current	$(256,508)	$2,983	$(253,525)
Derivative liabilities – noncurrent	(137,726)	4,255	(133,471)
Total liabilities	$(394,234)	$7,238	$(386,996)

See NOTE 5 – Fair Value Measurements for more information.

The amount of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(90,268)	$(49,121)	$(337,124)	$(115,107)
Realized gain (loss) on early settlement of certain oil positions	—	—	—	(198,688)
Realized gain (loss) on natural gas positions	(115,595)	(22,653)	(259,070)	(25,020)
Realized gain (loss) on NGL positions	(5,849)	(20,978)	(58,183)	(45,146)
Realized gain (loss) on interest hedges	—	(351)	—	(7,373)
Total realized gain (loss) on derivatives	(211,712)	(93,103)	(654,377)	(391,334)
Unrealized gain (loss) on commodity hedges	416,842	(189,119)	8,812	(501,045)
Unrealized gain (loss) on interest hedges	—	—	—	7,347
Total unrealized gain (loss) on derivatives	416,842	(189,119)	8,812	(493,698)
Gain (loss) on derivatives	$205,130	$(282,222)	$(645,565)	$(885,032)

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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2022
Financial assets:
Derivative assets	$—	$49,062	$—	$49,062
Financial liabilities:
Derivative liabilities	$—	$(515,323)	$—	$(515,323)

December 31, 2021
Financial assets:
Derivative assets	$—	$7,817	$—	$7,817
Financial liabilities:
Derivative liabilities	$—	$(394,234)	$—	$(394,234)

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined below) as of September 30, 2022 and December 31, 2021 was approximately $629.6 million and $521.5 million based on quoted market prices.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$138,922	$87,336
Accrued lease and asset operating expense	58,582	55,228
Accrued capital expenditures	48,330	60,647
Accrued general and administrative expense	13,936	12,193
Accrued transportation expense	27,539	20,639
Accrued revenue and royalties payable	194,733	75,827
Accrued interest expense	24,615	6,325
Accrued severance taxes	71,207	5,062
Other	18,251	14,624
Total accounts payable and accrued liabilities	$596,115	$337,881
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

Revolving Credit Facility

Overview

In connection with the Senior Notes issuance in May 2021, we entered into a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. We have entered into amendments to the Revolving Credit Facility, which have (i) increased our elected commitment amount from $700.0 million to $1.3 billion, (ii) increased our borrowing base from $1.3 billion to $2.0 billion, (iii) increased our maximum credit amount from $1.5 billion to $3.0 billion, (iv) extended the maturity date from May 6, 2025 to September 23, 2027 and (v) reduced the applicable margin by 0.50% so that loans under the Revolving Credit Facility will be priced based on SOFR plus 2.35% to 3.35% or an adjusted base rate plus 1.25% to 2.25%, in each case, based on utilization of the Revolving Credit Facility. Our credit facility contains terms that if certain conditions regarding our outstanding Senior Notes exist in January 2026, it will mature in January 2026 prior to the extended maturity date. At September 30, 2022, we had $685.0 million of borrowings and $12.2 million in letters of credit outstanding under the Revolving Credit Facility.

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

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”)), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.5% per year and is included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of September 30, 2022 was 5.39%.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At September 30, 2022, we had letters of credit outstanding of $12.2 million, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of September 30, 2022 and December 31, 2021:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
September 30, 2022
Revolving Credit Facility	$685,000	$12,224	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
Less: Unamortized discount and issuance costs	(12,666)
Total long-term debt	$1,372,334

December 31, 2021
Revolving Credit Facility	$543,000	$20,653	$1,300,000	5/6/2025
7.250% Senior Notes due 2026	500,000	—	—	5/1/2026
Less: Unamortized discount and issuance costs	(12,594)
Total long-term debt	$1,030,406

NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the nine months ended September 30, 2022:

As of September 30, 2022
(in thousands)
Balance at beginning of period	$266,007
Acquisitions	37,203
Additions	533
Retirements	(6,949)
Sale	(12,718)
Change in estimate	1,968
Accretion expense	15,399
Balance at end of period	301,443
Less: current portion	(11,321)
Balance at end of period, noncurrent portion	$290,122
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local laws and regulations. Accordingly, no liability or loss associated with environmental remediation was recognized as of September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
ASC 710 profits interest awards	$334	$—	$834	$—
ASC 718 liability-classified profits interest awards	(2,321)	4,834	9,892	13,006
ASC 718 equity-classified profits interest awards	—	57	—	1,621
ASC 718 equity-classified RSU awards	399	—	793	—
ASC 718 equity-classified PSU awards	7,758	—	15,621	—
Total expense (income)	$6,170	$4,891	$27,140	$14,627

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

Equity-classified RSU Awards

During the nine months ended September 30, 2022, we granted 130,334 equity-classified RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $18.41 per RSU, and the RSUs will vest over a period of one to three years, with equity based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital on the condensed consolidated balance sheets.

Equity-classified PSU Awards

In conjunction with the Merger Transactions, we granted equity-classified PSUs under the Crescent Energy Company 2021 Manager Incentive Plan. The PSU performance periods are three years with the performance period end dates ranging from 2024 through December 2028. Each of these units represent the right to receive a target 2% of our issued and outstanding Class A Common Stock on each unit's performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital on the condensed consolidated balance sheets.

In conjunction with the Offering, we increased our Class A Common Stock share count by 6.3 million shares. As a result, the number of PSU target Class A Shares increased by 0.6 million shares, and we recognized a stock-based compensation award change in estimate in connection with such increase. As a result of this change in estimate, we recognized an additional expense of $0.2 million during the three and nine months ended September 30, 2022.
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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation ("Manager Compensation") equal to $15.4 million per annum, which represents our pro rata portion (based on our relative ownership of OpCo) of $53.3 million. This pro rata amount will increase over time as our ownership percentage of OpCo increases. In addition, as our business and assets expand, Manager Compensation may increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our equity securities (including in connection with acquisitions). However, incremental Manager Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units. During the three and nine months ended September 30, 2022, we recorded general and administrative expense of $3.8 million and $10.4 million, respectively, and made cash distributions of $10.0 million and $22.8 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. In addition, at September 30, 2022 we accrued $9.5 million for distributions to our redeemable noncontrolling interests in OpCo related to the Management Agreement which will be paid during the fourth quarter of 2022.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the of the outstanding Class A Common Stock at the time each tranche is settled. During the three and nine months ended September 30, 2022, we recorded general and administrative expense of $7.8 million and $15.6 million, respectively, related to Incentive Compensation. See NOTE 10 – Incentive Compensation Arrangements for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these

MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of September 30, 2022 and December 31, 2021, we had a related party receivable of $0.3 million and $3.3 million, respectively, included within Accounts receivable – affiliates and a related party payable of $39.7 million and $7.0 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

Secondary Offering

In September 2022, KCM received $1.3 million in underwriter discounts and commissions in connection with the Offering. Refer to further discussion in NOTE 1 – Organization and Basis of Presentation regarding the Equity Transactions.

Other Transactions

During the nine months ended September 30, 2022, we incurred $0.7 million in fees to KKR Capital Markets LLC ("KCM"), an affiliate of KKR Group, in connection with the New Notes (as defined below). We recorded these fees as debt issuance costs within Long-term debt on the condensed consolidated balance sheets. During the nine months ended September 30, 2022, we paid an additional $1.5 million in fees to KCM related to the amendment to our Revolving Credit Facility, which increased our borrowing base and elected commitment amount in connection with the Uinta Transaction. We recorded these fees as debt issuance costs within Other assets on the condensed consolidated balance sheets. See NOTE 7 – Debt.

FDL

Certain of our consolidated subsidiaries previously entered into an Oil and Natural Gas Property Operating and Services Agreement (the “FDL Agreement”) with FDL Operating LLC ("FDL"). As of December 31, 2021, we had a net related party receivable due from FDL totaling $16.9 million, included within Accounts receivable - affiliates on our condensed consolidated balance sheets, which was settled during the nine months ended September 30, 2022.

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

In September 2021, we provided notice that we were terminating the FDL Agreement effective on March 31, 2022 and, as part of the termination principal terms, we agreed to pay up to $6.7 million in wind down costs and additional severance costs for certain qualifying, dedicated employees. We recorded general and administrative expense of $3.3 million in the fourth quarter of 2021 associated with the termination and had $2.3 million deposited in an escrow account to fund these wind down costs at September 30, 2022.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$555,349	$(162,043)	$431,240	$(601,172)
Less: net loss attributable to Predecessor	—	160,567	—	585,804
Less: net (income) loss attributable to noncontrolling interests	(904)	1,476	(2,087)	15,368
Less: net (income) loss attributable to redeemable noncontrolling interests	(436,084)	—	(341,269)	—
Net income (loss) attributable to Crescent Energy - basic	118,361	—	87,884	—
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	33	—	10	—
Net income (loss) attributable to Crescent Energy - diluted	$118,394	$—	$87,894	$—
Denominator:
Weighted-average Class A common stock outstanding – basic	43,196,791		42,376,668
Add: dilutive effect of RSUs	13,524		5,173
Weighted-average Class A common stock outstanding – diluted	43,210,315		42,381,841
Weighted-average Class B common stock outstanding – basic and diluted	125,796,892		126,950,234
Net income (loss) per share:
Class A common stock – basic	$2.74		$2.07
Class A common stock – diluted	$2.74		$2.07
Class B common stock – basic and diluted	$—		$—
NOTE 13 – Subsequent Events

Dividend

On November 9, 2022, the Board of Directors approved a quarterly cash dividend of $0.17 per share, or $0.68 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2022. The quarterly dividend is payable on December 7, 2022 to shareholders of record as of the close of business on November 23, 2022. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

Permian Basin Divestiture

On November 4, 2022, we entered into a definitive purchase and sale agreement with an unaffiliated third party to sell certain of our non-core producing properties and related oil and natural gas leases in Ector County in the Permian Basin in exchange for cash consideration, subject to customary purchase price adjustments, of $80.0 million. The net book value for these assets is $77.7 million, including ARO liability of $3.9 million as of September 30, 2022. Subject to customary closing conditions, this transaction is expected to close by year-end 2022.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"), our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, as well as our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and nine months ended September 30, 2022 and 2021. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” "Crescent" and the “Company” or similar expressions for time periods prior to the Merger Transactions refer to Crescent Energy OpCo LLC (f/k/a Independence Energy LLC) and its subsidiaries, our predecessor for accounting purposes. For time periods subsequent to the Merger Transactions, these terms refer to Crescent Energy Company and its subsidiaries.

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

In addition, in February 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russian financial institutions, businesses and individuals. This conflict, and the resulting sanctions, have contributed to significant increases and volatility in the price for oil and natural gas, with the posted price for WTI reaching a high of over $120 per barrel. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While the near-term impact of these events resulted in higher oil and gas prices in 2022, the geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy and may adversely affect our financial condition. Furthermore, the United States has experienced a significant inflationary environment in 2022 that, along with international geopolitical risks, has contributed to concerns of a potential recession that has caused oil and gas prices to retreat from their earlier highs in 2022 and has created further volatility.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate has been steadily increasing since 2021. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, and to the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part II, Item 1A. Risk Factors—Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

In August 2022, the Inflation Reduction Act of 2022 (“IRA 2022”) was signed into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA 2022 imposes a federal fee on the emission of GHGs through a methane emissions charge, including onshore petroleum and natural gas production. The methane emissions charge will start in calendar year 2024 and the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our operating costs and adversely affect our business and results of operations. See Part II, Item 1A. Risk Factors for additional information. Finally, the IRA 2022 includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a three-year period. While we are evaluating the impact of the new corporate alternative minimum tax will have, we do not believe that it will have a material impact on our near-term taxes.

Equity Transactions

In September 2022, Independence Energy Aggregator L.P., the entity through which certain affiliated entities hold their interests in us, exchanged 6.3 million units representing membership interests in OpCo (together with a corresponding number of shares of our Class B Common Stock) for shares of our Class A Common Stock and agreed to sell 5.75 million shares of our Class A Common Stock (the "Offering") at a price to the public of $15.00 per share, or a net of $14.10 per share after deducting the underwriters' discounts and commissions. We did not receive any cash proceeds from the Offering. Concurrent with the closing of the Offering, we repurchased an aggregate of approximately 2.6 million OpCo Units from PT Independence Energy Holdings LLC for $36.2 million and cancelled a corresponding number of shares of our Class B Common Stock (the "Concurrent OpCo Unit Purchase," and, together with the Offering, the "Equity Transactions"). As a result of the Equity Transactions, the total number of shares of our Class A Common Stock increased by 6.3 million shares, including 0.6 million shares of our Class A Common Stock that were not included as part of the Offering but rather issued in exchange for shares of Class B Common Stock and distributed in-kind by Independence Energy Aggregator L.P. to affiliates and the number of shares of our Class B Common Stock decreased by 8.9 million. After the Equity Transactions, shares of our Class A Common Stock represent approximately 29% of the outstanding shares of Class A Common Stock and Class B Common Stock, taken together, and we own approximately 29% of the outstanding OpCo Units. Redeemable noncontrolling interests decreased by $158.1 million while APIC increased by $121.8 million as a result of the Equity Transactions and to reflect the new ownership of OpCo.

Acquisitions and divestitures

Acquisitions

In March 2022, we consummated the acquisition contemplated by the Membership Interest Purchase Agreement dated February 15, 2022 (the “Purchase Agreement” and the transactions contemplated therein, the “Uinta Transaction”) between certain of our subsidiaries, including OpCo, and Verdun Oil Company II LLC, a Delaware limited liability company, pursuant to which we purchased all of the issued and outstanding membership interests of Uinta AssetCo, LLC, a Texas limited liability company that held all development and production assets of, and certain obligations of, EP Energy E&P Company, L.P. located in the State of Utah. Such assets include an aggregate approximately 145,000 net acres, primarily located in Duchesne and Uintah Counties, Utah, with approximately 400 currently producing wells. Upon closing of the Uinta Transaction on March 30, 2022, we paid $621.3 million in cash consideration and related transaction fees and assumed certain commodity derivatives. The Uinta Transaction was funded with cash on hand and borrowings under our Revolving Credit Facility. In connection with the closing of the Uinta Transaction, we entered into an amendment to our Revolving Credit Facility to, among other things, increase the borrowing base to $1.8 billion and the elected commitment amount to $1.3 billion. We incurred financing costs of $13.4 million associated with this amendment.

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

Divestitures

On November 4, 2022, we entered into a definitive purchase and sale agreement with an unaffiliated third party to sell certain of our non-core producing properties and related oil and natural gas leases in Ector County in the Permian Basin in exchange for cash consideration, subject to customary purchase price adjustments, of $80.0 million. The net book value for these assets is $77.7 million, including ARO liability of $3.9 million as of September 30, 2022. Subject to customary closing conditions, this transaction is expected to close by year-end 2022.

In April 2022, our equity method investment, Exaro Energy III, LLC ("Exaro") entered into a purchase and sale agreement to sell its operations in the Jonah Field in Wyoming. During the nine months ended September 30, 2022 we received a distribution from Exaro Energy of $6.8 million primarily as a result of the sale.

In February 2022, we contributed all of the assets and prospects in the Gulf of Mexico formerly owned by Contango to Chama Energy LLC ("Chama"), in exchange for a 9.4% interest in Chama, which we valued at approximately $3.8 million. As a result, we derecognized these contributed assets and liabilities from our condensed consolidated balance sheets and recorded an equity method investment for our interest in Chama, as well as a $4.5 million gain related to on the deconsolidation of these assets and liabilities. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. Pursuant to the Limited Liability Company Agreement of Chama, we may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to the producing assets we contributed to Chama. The carrying value of our equity method investment in Chama at September 30, 2022 was $4.1 million.

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

Environmental, social and corporate governance ("ESG") initiatives

We view exceptional ESG performance as an opportunity to differentiate Crescent from our peers, mitigate risks and strengthen operational performance as well as benefit our stakeholders and the communities in which we operate. In September 2022, we released our 2021 ESG report. The report included benchmarks for measuring future performance, consistent with Crescent's commitment to aligning with the SASB and Task Force on Climate-related Financial Disclosures frameworks, noted the progress of our key ESG priorities and detailed our goals to reduce greenhouse gas ("GHG") emissions in support of an economy-wide transition to a net-zero world. We also established an ESG Advisory Council to advise management and our Board of Directors on ESG-related issues. We are working to reduce GHG emissions by implementing ambitious methane reduction targets and eliminating routine flaring, among other initiatives. In February 2022, we joined the Oil & Gas Methane Partnership ("OGMP") 2.0 Initiative to enhance reporting of methane emissions reduction programs. Our inaugural OGMP 2.0 submission was rated the highest-level, "Gold Standard."

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

We expect to incur approximately $600 million to $700 million, excluding acquisitions, for our 2022 capital program. The majority of our program is allocated to D&C, with approximately 80% allocated to our operated assets primarily in the Eagle Ford and Uinta basins. We expect to fund our 2022 capital program through cash flow from operations. Due to the flexible nature of our capital program and the fact that the majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil	64%	63%	66%	64%
Natural gas	28%	24%	25%	24%
NGLs	8%	13%	9%	12%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 3% or less of our total revenues for the three and nine months ended September 30, 2022 and 2021.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil (MBbls)	6,348	3,197	16,114	9,866
Natural gas (MMcf)	33,735	21,620	96,102	64,925
NGLs (MBbls)	1,840	1,551	5,452	4,488
Total (MBoe)	13,811	8,351	37,583	25,175
Daily average (MBoe/d)	150	91	138	92

Total sales volume increased 5,460 MBoe and 12,408 MBoe during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The increase is primarily due to the Merger Transactions, DJ Basin Acquisition and Central Basin Platform Acquisition (collectively, the "2021 Acquisitions") and our Uinta Transaction, which contributed an additional 2,977 MBoe and 2,878 MBoe for the three months ended September 30, 2022, respectively, and 8,813 MBoe and 5,234 MBoe for the nine months ended September 30, 2022, respectively. Sales volumes from our other assets decreased by 395 and 1,639 MBoe during the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, primarily as a result of the natural decline from our existing asset base, partially offset by new operated Eagle Ford and Uinta well completions in 2022.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations. The outbreak of the COVID-19 virus followed by certain actions taken by OPEC caused crude oil prices to decline significantly beginning in the first half of 2020 and prices remained below pre-pandemic levels for a prolonged period of time. Commodity prices were higher in the three and nine months ended September 30, 2022, compared with the three and nine months ended September 30, 2021, reflecting the ongoing recovery in the oil and gas industry in 2022 due to increasing demand as more states and countries re-open and national and global economies recover from the global COVID-19 pandemic and a premium due to the reduction in crude oil supply resulting from sanctions imposed on Russia in response to its large-scale invasion of Ukraine in February 2022. Although commodity prices have increased substantially in 2022, uncertainty persists regarding OPEC’s actions, increased U.S. drilling, the continued effect from the COVID-19 pandemic, inflation and the armed conflict in Ukraine.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil	58%	80%	65%	81%
Natural gas	61%	86%	67%	84%
NGLs	42%	65%	47%	69%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil (Bbl):
Average NYMEX	$91.56	$70.62	$98.09	$64.83
Realized price (excluding derivative settlements)	86.77	69.46	94.69	63.63
Realized price (including derivative settlements) (1)	72.55	54.10	73.77	51.97
Natural Gas (Mcf):
Average NYMEX	$7.37	$4.36	$6.50	$3.62
Realized price (excluding derivative settlements)	6.99	4.01	6.10	3.55
Realized price (including derivative settlements)	3.56	2.97	3.41	3.16
NGLs (Bbl):
Realized price (excluding derivative settlements)	$35.22	$30.53	$40.33	$27.10
Realized price (including derivative settlements)	32.04	16.99	29.65	17.04

(1)     For the three and nine months ended September 30, 2021, the realized price excludes the impact of the settlement of certain of our outstanding derivative oil commodity contracts associated with calendar years 2022 and 2023 for $198.7 million in June 2021. Subsequent to the settlement, we entered into new commodity derivative contracts at prevailing market prices.

Results of operations:

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues (in thousands):
Oil	$550,823	$222,074	$328,749	148%
Natural gas	235,830	86,779	149,051	172%
Natural gas liquids	64,810	47,322	17,488	37%
Midstream and other	13,494	9,553	3,941	41%
Total revenues	$864,957	$365,728	$499,229	137%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$86.77	$69.46	$17.31	25%
Natural gas ($/Mcf)	6.99	4.01	2.98	74%
NGLs ($/Bbl)	35.22	30.51	4.71	15%
Total ($/Boe)	61.65	42.65	19.00	45%
Net sales volumes:
Oil (MBbls)	6,348	3,197	3,151	99%
Natural gas (MMcf)	33,735	21,620	12,115	56%
NGLs (MBbls)	1,840	1,551	289	19%
Total (MBoe)	13,811	8,351	5,460	65%
Average daily net sales volumes:
Oil (MBbls/d)	69	35	34	97%
Natural gas (MMcf/d)	367	235	132	56%
NGLs (MBbls/d)	20	17	3	18%
Total (MBoe/d)	150	91	59	65%

Oil revenue. Oil revenue increased $328.7 million, or 148%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This was driven primarily by higher realized oil prices that resulted in an increase of $109.9 million (an increase of 25% per Bbl) and a $218.8 million increase in sales volume (34 MBbls/d or 97%). The increase in sales volumes is primarily related to our 2021 Acquisitions and our Uinta Transaction, which contributed an additional 963 MBbls and 2,086 MBbls, respectively, combined with an increase from our existing asset base of 102 MBbls driven by new operated Eagle Ford and Uinta well completions in 2022.

Natural gas revenue. Natural gas revenue increased $149.1 million, or 172% in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This was driven primarily by higher natural gas prices that resulted in an increase of $100.5 million (an increase of 74% per Mcf) and a $48.6 million increase in sales volume (132 MMcf/d, or 56%). The increase in sales volumes were primarily related to our 2021 Acquisitions and our Uinta Transaction, which contributed an additional 9,439 MMcf and 4,758 MMcf, respectively, partially offset by the natural decline from our existing asset base of 2,082 MMcf.

NGL revenue. NGL revenue increased $17.5 million, or 37%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This was driven primarily by higher realized NGL prices that resulted in an increase of $8.7 million (an increase of 15% per Bbl) and a $8.8 million increase in sales volume (3 MBbls/d, or 18%).

Midstream and other revenue. Midstream and other revenue increased $3.9 million, or 41%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven primarily by higher midstream revenue related to the 2021 Acquisitions.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Expenses (in thousands):
Operating expense	$283,289	$147,322	$135,967	92%
Depreciation, depletion and amortization	145,008	73,025	71,983	99%
General and administrative expense	17,311	11,024	6,287	57%
Other operating costs	1,782	753	1,029	NM*
Total expenses	$447,390	$232,124	$215,266	93%
Selected expenses per Boe:
Operating expense, excluding production and other taxes	$15.33	$14.28	$1.05	7%
Production and other taxes	5.18	3.36	1.82	54%
Depreciation, depletion and amortization	10.50	8.74	1.76	20%

* NM = Not meaningful.

Operating expense. Operating expense increased $136.0 million, or 92%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven primarily by the following factors:

(i)Lease and asset operating expense increased $73.2 million, or 106%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Additionally, lease and asset operating expense per Boe increased $2.03 per Boe from $8.28 per Boe to $10.31 per Boe. This $73.2 million increase was driven primarily by higher production during the three months ended September 30, 2022, due in part to the 2021 Acquisitions and Uinta Transaction, which contributed $44.8 million and $8.6 million to the increase, respectively, general inflationary costs across our assets and certain costs that are indexed to oil commodity prices, such as CO2 purchase costs related to our CO2 flood asset in Wyoming. These contractually commodity indexed operating expenses move in tandem with oil commodity prices, and as oil prices increase, higher contractually commodity-linked operating costs are offset by higher realizations.
(ii)Gathering, transportation and marketing expense increased $0.1 million, or a nominal percentage, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Additionally, gathering, transportation and marketing expense per Boe decreased $2.10 per Boe from $5.34 per Boe to $3.24 per Boe. The decrease on a per Boe basis was driven primarily by lower sulfur processing and transportation expenses.
(iii)Production and other taxes increased $43.4 million, or 155%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021 and increased $1.82 per Boe, an increase of 54%, to $5.18 per Boe. This increase was driven primarily by higher oil and natural gas revenues, which increased the tax base upon which production and other taxes are calculated.
(iv)Workover expense increased $18.2 million, or 621%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Additionally, workover expense per Boe increased $1.18 per Boe from $0.35 per Boe to $1.53 per Boe. This increase was driven by (i) higher well workover activities that meet our internal return thresholds due to the higher commodity price environment, (ii) general inflationary costs across our assets and (iii) additional costs from our 2021 Acquisitions and Uinta Transaction, which contributed $8.6 million and $4.2 million to the increase, respectively.
(v)Midstream operating expense increased $1.0 million, or 41%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Depreciation, depletion and amortization. In the three months ended September 30, 2022, depreciation, depletion and amortization increased $72.0 million, or 99%, compared to the three months ended September 30, 2021, driven primarily by

$26.8 million and $43.3 million of additional depreciation, depletion and amortization due to our 2021 Acquisitions and our Uinta Transaction.

General and administrative expense. General and administrative expense ("G&A") increased $6.3 million, or 57%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by (i) an increase in equity-based compensation expense of $0.9 million due to awards that were granted as part of the Merger Transactions offset by the changes in the fair value of the Company's liability-classified profits interest awards and (ii) $3.8 million related to expense payable under the management agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us, offset by $1.7 million in lower transaction and nonrecurring related expenses. While only the portion borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$9,917	$2,871	$7,046	245%
Transaction and nonrecurring expenses	1,558	3,262	(1,704)	(52)%
Equity-based compensation	5,836	4,891	945	19%
Total general and administrative expense	$17,311	$11,024	$6,287	57%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.72	$0.34	$0.38	112%
Transaction and nonrecurring expenses	0.11	0.39	(0.28)	(72)%
Equity-based compensation	0.42	0.59	(0.17)	(29)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs changed by $1.0 million, compared to the three months ended September 30, 2021, primarily driven by $1.2 million higher exploration expense recognized during the three months ended September 30, 2022.

Interest expense

In the three months ended September 30, 2022, we incurred interest expense of $27.1 million, as compared to $13.0 million in the three months ended September 30, 2021, a 108% increase. This increase was driven primarily by higher interest rates associated with the issuance of the Senior Notes (as defined below) and an increase in our weighted average debt outstanding during the period related to the Uinta Transaction.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and interest rate risks on our variable interest rate debt. The following table presents gain (loss) on derivatives for the periods presented:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Gain (loss) on derivatives (in thousands):
Gain (loss) on commodity derivatives	$205,130	$(281,871)	$487,001	(173)%
Gain (loss) on interest rate derivatives	—	(351)	351	(100)%
Gain (loss) on derivatives	$205,130	$(282,222)	$487,352	(173)%

Our gain on commodity derivatives during the three months ended September 30, 2022 changed by $487.0 million, or 173%, from a comparable loss during the three months ended September 30, 2021 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

For the three months ended September 30, 2021, we were organized as a limited liability company and treated as a flow-through entity for U.S. federal income tax purposes. As a result, the tax provision for the three months ended September 30, 2021 was minimal. Subsequent to the Merger Transactions, we are a corporation that is subject to U.S. federal and state and income taxes on its allocable share of any taxable income from OpCo. For the three months ended September 30, 2022 we recognized income tax expense of $38.5 million for an effective tax rate of 6.5%. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
(in thousands)
Net income (loss)	$555,349	$(162,043)	$717,392	(443)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	27,057	12,984
Realized (gain) loss on interest rate derivatives	—	351
Income tax expense (benefit)	38,455	393
Depreciation, depletion and amortization	145,008	73,025
Exploration expense	1,909	754
Non-cash (gain) loss on derivatives	(416,842)	189,119
Non-cash equity-based compensation expense	5,836	4,318
(Gain) loss on sale of assets	(127)	(1)
Other (income) expense	2,670	49
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(9,471)	—
Transaction and nonrecurring expenses (1)	8,861	7,619
Early settlement of derivative contracts	—	—
Adjusted EBITDAX (non-GAAP)	$358,705	$126,568	$232,137	183%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash deferred financing cost amortization	(24,552)	(9,043)
Realized (gain) loss on interest rate derivatives	—	(351)
Current income tax benefit (expense)	877	(393)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(803)	—
Development of oil and natural gas properties	(189,928)	(42,899)
Levered Free Cash Flow (non-GAAP)	$144,299	$73,882	$70,417	95%

(1)Transaction and nonrecurring expenses of $8.9 million for the three months ended September 30, 2022 were primarily related to (i) merger integration costs and (ii) transition service agreement costs incurred for the Uinta Transaction. Transaction and nonrecurring expenses of $7.6 million for the three months ended September 30, 2021 were primarily related to legal, consulting and other fees incurred for the Merger Transactions.

Adjusted EBITDAX increased by $232.1 million, or 183%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by higher revenue associated with our oil, natural gas and NGL production as a result of increased (i) realized prices and (ii) sales volume driven by our 2021 Acquisitions, our Uinta

Transaction and new operated Eagle Ford and Uinta well completions in 2022. This increase was partially offset by a corresponding increase in operating costs due to higher production volumes, commodity prices and our 2021 Acquisitions and our Uinta Transaction.

Levered Free Cash Flow increased by $70.4 million, or 95%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by our increased Adjusted EBITDAX offset by $147.0 million of increased capital expenditures related to our additional reinvestment activities.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues (in thousands):
Oil	$1,525,899	$627,817	$898,082	143%
Natural gas	586,318	230,271	356,047	155%
Natural gas liquids	219,853	121,613	98,240	81%
Midstream and other	40,231	34,017	6,214	18%
Total revenues	$2,372,301	$1,013,718	$1,358,583	134%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$94.69	$63.63	$31.06	49%
Natural gas ($/Mcf)	6.10	3.55	2.55	72%
NGLs ($/Bbl)	40.33	27.10	13.23	49%
Total ($/Boe)	62.05	38.92	23.13	59%
Net sales volumes:
Oil (MBbls)	16,114	9,866	6,248	63%
Natural gas (MMcf)	96,102	64,925	31,177	48%
NGLs (MBbls)	5,452	4,488	964	21%
Total (MBoe)	37,583	25,175	12,408	49%
Average daily net sales volumes:
Oil (MBbls/d)	59	36	23	64%
Natural gas (MMcf/d)	352	238	114	48%
NGLs (MBbls/d)	20	16	4	25%
Total (MBoe/d)	138	92	46	50%

Oil revenue. Oil revenue increased $898.1 million, or 143%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This was driven primarily by higher realized oil prices that resulted in an increase of $500.5 million (an increase of 49% per Bbl) and a $397.6 million increase in sales volume (23 MBbls/d or 64%). The increase in sales volumes primarily related to our 2021 Acquisitions and Uinta Transaction, which contributed an additional 2,881 MBbls and 3,679 MBbls, respectively, partially offset by the natural decline from our existing asset base of 312 MBbls.

Natural gas revenue. Natural gas revenue increased $356.0 million, or 155% in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This was driven primarily by higher natural gas prices that resulted in an increase of $245.3 million (an increase of 72% per Mcf) and a $110.7 million increase in sales volume (114 MMcf/d, or 48%). The increase in sales volumes was primarily related to our 2021 Acquisitions and Uinta Transaction, which contributed an additional 28,113 MMcf and 9,328 MMcf, respectively, partially offset by the natural decline from our existing asset base of 6,264 MMcf.

NGL revenue. NGL revenue increased $98.2 million, or 81%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This was driven primarily by higher realized NGL prices that resulted in an increase of $72.1 million (an increase of 49% per Bbl) and a $26.1 million increase in sales volume (4 MBbls/d, or 25%).

Midstream and other revenue. Midstream and other revenue increased $6.2 million, or 18%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, driven primarily by higher midstream revenue related to the 2021 Acquisitions.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Expenses (in thousands):
Operating expense	$758,241	$433,275	$324,966	75%
Depreciation, depletion and amortization	375,600	233,122	142,478	61%
General and administrative expense	59,489	33,775	25,714	76%
Other operating costs	(1,266)	(8,585)	7,319	NM*
Total expenses	$1,192,064	$691,587	$500,477	72%
Selected expenses per Boe:
Operating expense, excluding production and other taxes	$15.29	$14.02	$1.27	9%
Production and other taxes	4.88	3.19	1.69	53%
Depreciation, depletion and amortization	9.99	9.26	0.73	8%

* NM = Not meaningful.

Operating expense. Operating expense increased $325.0 million, or 75%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, driven primarily by the following factors:

(i)Lease and asset operating expense increased $177.1 million, or 88%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Additionally, lease and asset operating expense per Boe increased $2.08 per Boe from $7.96 per Boe to $10.04 per Boe. This $177.1 million increase was driven primarily by higher production during the nine months ended September 30, 2022, due in part to the 2021 Acquisitions and Uinta Transaction, which contributed $117.5 million and $17.1 million to the increase, respectively, general inflationary costs across our assets and certain costs that are indexed to oil commodity prices, such as CO2 purchase costs related to our CO2 flood asset in Wyoming. These contractually commodity indexed operating expenses move in tandem with oil commodity prices, and as oil prices increase, higher contractually commodity-linked operating costs are offset by higher realizations.
(ii)Gathering, transportation and marketing expense decreased $4.8 million, or 4%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Additionally, gathering, transportation and marketing expense per Boe decreased $1.91 per Boe from $5.40 per Boe to $3.49 per Boe. This decrease was driven primarily by lower sulfur processing and transportation expenses.
(iii)Production and other taxes increased $103.2 million, or 129%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 and increased $1.69 per Boe, an increase of 53%, to $4.88 per Boe. This increase was driven primarily by higher oil and natural gas revenues, which increased the tax base upon which production and other taxes are calculated.
(iv)Workover expense increased $48.3 million, or 617%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Additionally, workover expense per Boe increased $1.18 per Boe from $0.31 per Boe to $1.49 per Boe. This increase was driven primarily by (i) higher well workover activities that meet our internal return thresholds due to the higher commodity price environment, (ii) general inflationary costs across our assets and (iii) additional costs from our 2021 Acquisitions and Uinta Transaction, which contributed $28.9 million and $7.1 million to the increase, respectively. The 2021 Acquisitions increase includes additional costs related to a standard turnaround at our natural gas processing plant in Wyoming.

(v)Midstream operating expense increased $1.1 million, or 13%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Depreciation, depletion and amortization. In the nine months ended September 30, 2022, depreciation, depletion and amortization increased $142.5 million, or 61%, compared to the nine months ended September 30, 2021, driven primarily by $82.0 million and $76.6 million of additional depreciation, depletion and amortization due to our 2021 Acquisitions and Uinta Transaction, respectively, partially offset by a lower depletion rate on increased reserves of our other assets.

General and administrative expense. General and administrative expense ("G&A") increased $25.7 million, or 76%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by (i) an increase in equity-based compensation expense of $11.7 million due to awards that were granted as part of the Merger Transactions offset by the changes in the fair value of the Company's liability-classified profits interest awards and (ii) $10.4 million related to expense payable under the Management Agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us, offset by $3.8 million in lower transaction and nonrecurring related expenses. While only the portion borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$26,232	$8,445	$17,787	211%
Transaction and nonrecurring expenses	6,951	10,703	(3,752)	(35)%
Equity-based compensation	26,306	14,627	11,679	80%
Total general and administrative expense	$59,489	$33,775	$25,714	76%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.70	$0.34	$0.36	106%
Transaction and nonrecurring expenses	0.18	0.43	(0.25)	(58)%
Equity-based compensation	0.70	0.58	0.12	21%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs changed by $7.3 million, compared to the nine months ended September 30, 2021, primarily driven by a $4.3 million lower gain on sale of assets recognized during the nine months ended September 30, 2022 and $3.0 million in higher exploration expenses.

Interest expense

In the nine months ended September 30, 2022, we incurred interest expense of $68.5 million, as compared to $37.8 million in the nine months ended September 30, 2021, an 81% increase. This increase was driven primarily by higher interest rates associated with the issuance of the Senior Notes (as defined below) and an increase in our weighted average debt outstanding during the period.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and interest rate risks on our variable interest rate debt. The following table presents gain (loss) on derivatives for the periods presented:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Gain (loss) on derivatives (in thousands):
Gain (loss) on commodity derivatives	$(645,565)	$(885,006)	$239,441	(27)%
Gain (loss) on interest rate derivatives	—	(26)	26	(100)%
Gain (loss) on derivatives	$(645,565)	$(885,032)	$239,467	(27)%

Our loss on commodity derivatives during the nine months ended September 30, 2022 decreased $239.4 million, or 27%, compared to the nine months ended September 30, 2021 primarily due to changes in commodity prices relative to our strike price. In addition, in June 2021, we incurred additional losses on derivatives from the settlement of certain derivative oil contracts for $198.7 million. The derivative losses that were realized were offset by the higher revenue prices that we received during the nine months ended September 30, 2022.

Income from equity affiliates

Our income from equity method investments was $4.1 million for the nine months ended September 30, 2022 primarily due to a gain on sale of substantially all of the oil and gas assets held by Exaro.

Income tax benefit (expense)

For the nine months ended September 30, 2021, we were organized as a limited liability company and treated as a flow-through entity for U.S. federal income tax purposes. As a result, the tax provision for the nine months ended September 30, 2021 was minimal. Subsequent to the Merger Transactions we are a corporation that is subject to U.S. federal and state and income taxes on its allocable share of any taxable income from OpCo. For the nine months ended September 30, 2022 we recognized income tax expense of $34.5 million for an effective tax rate of 7.4%. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
(in thousands)
Net income (loss)	$431,240	$(601,172)	$1,032,412	(172)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	68,518	37,810
Realized (gain) loss on interest rate derivatives	—	7,373
Income tax expense (benefit)	34,528	407
Depreciation, depletion and amortization	375,600	233,122
Exploration expense	3,848	833
Non-cash (gain) loss on derivatives	(8,812)	493,698
Non-cash equity-based compensation expense	26,306	14,054
(Gain) loss on sale of assets	(5,114)	(9,418)
Other (income) expense	4,472	55
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(29,599)	—
Transaction and nonrecurring expenses (1)	25,968	12,438
Early settlement of derivative contracts (2)	—	198,688
Adjusted EBITDAX (non-GAAP)	$926,955	$387,888	$539,067	139%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash deferred financing cost amortization	(62,087)	(28,460)
Realized (gain) loss on interest rate derivatives	—	(7,373)
Current income tax benefit (expense)	(7,099)	(407)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(17,970)	—
Development of oil and natural gas properties	(468,796)	(107,998)
Levered Free Cash Flow (non-GAAP)	$371,003	$243,650	$127,353	52%

(1)Transaction and nonrecurring expenses of $26.0 million for the nine months ended September 30, 2022 were primarily related to (i) legal, consulting, transition service agreement costs, related restructuring of acquired derivative contracts and other fees incurred for the Uinta Transaction and Merger Transactions, (ii) severance costs subsequent to the Merger Transactions, (iii) merger integration costs and (iv) acquisition and debt transaction related costs. Transaction and nonrecurring expenses of $12.4 million for the nine months ended September 30, 2021 were primarily related to legal, consulting and other fees incurred for (i) the redemption by certain of our consolidated subsidiaries of the noncontrolling equity interests held in such subsidiaries by a certain third-party investor in exchange for its proportionate share of the underlying oil and natural gas interests held directly or indirectly by such subsidiaries, (ii) the redemption by certain of our consolidated subsidiaries of the noncontrolling equity interests held in such subsidiaries by certain third-party investors in exchange for our membership interests in April 2021 and (iii) the Merger Transactions.
(2)Represents the settlement in June 2021 of certain outstanding derivative oil commodity contracts for open positions associated with calendar years 2022 and 2023. Subsequent to the settlement, we entered into commodity derivative contracts at prevailing market prices.

Adjusted EBITDAX increased by $539.1 million, or 139%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by higher revenue associated with our oil, natural gas and NGL production as a result of increased (i) realized prices and (ii) sales volume driven by our 2021 Acquisitions, our Uinta Transaction and new operated Eagle Ford and Uinta well completions in 2022. This increase was partially offset by a corresponding increase in operating costs due to higher production volumes and commodity prices, as well as higher realized losses on our commodity derivatives.

Levered Free Cash Flow increased by $127.4 million, or 52%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by our increased Adjusted EBITDAX offset by $360.8 million of increased capital expenditures related to our reinvestment activities.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$22,478	$128,578
Long-term debt	1,372,334	1,030,406

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$797,354	$148,632
Net cash used in investing activities	(1,060,934)	(126,776)
Net cash provided by financing activities	158,117	4,939

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2022 increased by $648.7 million, or 436%, compared to the nine months ended September 30, 2021 primarily due to higher EBITDAX and the restructuring of certain derivative contracts in 2021, partially offset by the restructuring of certain oil commodity derivative contracts acquired in connection with the Uinta Transaction.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 increased by $934.2 million, or 737%, compared to the nine months ended September 30, 2021, primarily due to $562.1 million of additional acquisitions of oil and natural gas properties in 2022, driven by the Uinta Transaction, and an additional $356.7 million of cash development capital expenditures as we have resumed reinvestment activity in light of higher commodity prices.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was $158.1 million, as compared to $4.9 million in the nine months ended September 30, 2021. This increase was primarily due to net cash inflows from our debt transactions, including the issuance of our 7.250% senior notes due 2026 (the "New Notes") in February 2022 and additional borrowings from our Revolving Credit Facility to fund our Uinta Transaction. These net cash inflows in 2022 were partially offset by $99.5 million in distributions to redeemable noncontrolling interests and $19.3 million in dividends to holders of our Class A Common Stock.

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

Revolving Credit Facility

In connection with the issuance of the Senior Notes, Crescent Finance entered into the Revolving Credit Facility. The Revolving Credit Facility matures on September 23, 2027. At September 30, 2022, we had $685.0 million of outstanding borrowings under the Revolving Credit Facility and $12.2 million in outstanding letters of credit.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR")), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.50% per year. Our weighted average interest rate on loan amounts outstanding as of September 30, 2022 was 5.39%.

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

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Total development of oil and natural gas properties	$468,796	$107,998
Change in accruals or other non-cash adjustments	(28,421)	(24,301)
Cash used in development of oil and natural gas properties	440,375	83,697
Cash used in acquisition of oil and natural gas properties	627,539	65,391
Non-cash acquisition of oil and natural gas properties	—	10,537
Total expenditures on acquisition and development of oil and natural gas properties	$1,067,914	$159,625

Our development of oil and natural gas properties was higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Due to the low commodity price environment experienced throughout 2020 resulting from the COVID-19 pandemic and the actions from OPEC, we significantly reduced our development capital expenditures starting in the second quarter of 2020 but resumed development activities in the second half of 2021 as commodity prices recovered. During the nine months ended September 30, 2022, commodity prices remained at or above levels prior to the COVID-19 pandemic. Our budget for 2022 reflects the current price environment. We used cash of $627.5 million in 2022 for the acquisition of oil and natural gas properties, primarily related to our Uinta Transaction, as compared to $65.4 million in 2021, primarily related to our DJ Basin Acquisition (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures in Part I, Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of September 30, 2022, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indenture governing the Senior Notes.

We paid cash dividends of $0.46 per share of our Class A Common Stock to shareholders during the nine months ended September 30, 2022.

On November 9, 2022, the Board of Directors approved a quarterly cash dividend of $0.17 per share, or $0.68 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2022. The quarterly dividend is payable on December 7, 2022 to shareholders of record as of the close of business on November 23, 2022. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2021 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of September 30, 2022.

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

As of September 30, 2022, our derivative portfolio had an aggregate notional value of approximately $1.7 billion, and the fair market value of our commodity derivative contracts was a net liability of $0.5 billion. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at September 30, 2022, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $203.0 million. If prices decreased by 10%, our derivative position would change by approximately $202.7 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At September 30, 2022, we had $685.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $5.1 million increase or decrease in interest expense for the nine months ended September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and the U.S. Federal Reserve has indicated its intention to continue to raise benchmark interest rates throughout the remainder of 2022 and into 2023 in an effort to curb inflationary pressure on the costs of goods and services across the U.S., which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations.

The Inflation Reduction Act of 2022 could accelerate the transition to a low-carbon economy and will impose new costs on our operations.

On August 16, 2022, President Biden signed the IRA 2022 into law pursuant to the budget reconciliation process. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency (“EPA”), including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge will start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year thereafter. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our operating costs and adversely affect our business and results of operations.

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

4.6*	Fifth Supplemental Indenture, dated as of October 7, 2022, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee
10.1
Fourth Amendment to Credit Agreement, dated as of September 23, 2022, among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Company, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2022).

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

CRESCENT ENERGY COMPANY
(Registrant)

November 9, 2022	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

November 9, 2022	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)