Form 10-Q
period 2023-06-30
Crescent Energy Co
filed 2023-08-09
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were approximately 75,958,800 and 91,048,124 shares outstanding of the registrant's Class A and Class B common stock, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains or incorporates by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, natural gas and natural gas liquids (“NGL”) production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•commodity price volatility;
•our business strategy;
•risks related to the Western Eagle Ford Acquisition (as defined herein), including the risk that we may fail to realize the expected benefits thereof;
•our ability to identify and select possible additional acquisition and disposition opportunities;
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
•general economic conditions, including the impact of inflation and associated changes in monetary policy;
•the impact of disruptions in the bank and capital markets, including those related to the unavailability of liquidity to banking and financial services firms;
•epidemics or pandemics, including the effects of related public health concerns and the impact of actions taken by governmental authorities and other third parties in response thereto and any resultant impact on commodity prices, supply and demand considerations, and storage capacity;
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
•incorrect estimates associated with properties we acquire relating to estimated proved reserves, the presence or recoverability of estimated oil, natural gas and NGL reserves and the actual future production rates and associated costs of such acquired properties, including the Western Eagle Ford Assets (as defined herein);
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
•our ability to successfully execute our growth strategies, including the Western Eagle Ford Acquisition;
•impact of environmental, occupational health and safety, and other governmental regulations, and of current or pending legislation, including as a result of the recent change in presidential administrations;

•federal and state regulations and laws, including the IRA 2022 (as defined herein);
•our ability to predict and manage the effects of actions of the Organization of the Petroleum Exporting Countries (“OPEC”) and agreements to set and maintain production levels, including as a result of announced production cuts by OPEC;
•information technology failures or cyberattacks;
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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,253	$—
Restricted cash	68,500	8,000
Accounts receivable, net	437,058	457,071
Accounts receivable – affiliates	2,799	2,681
Derivative assets - current	19,584	14,878
Drilling advances	16,695	14,655
Prepaid expenses	37,430	13,241
Other current assets	12,617	6,213
Total current assets	596,936	516,739
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	7,455,319	7,113,819
Unproved	279,218	314,255
Oil and natural gas properties at cost, successful efforts method	7,734,537	7,428,074
Field and other property and equipment, at cost	194,518	176,831
Total property, plant and equipment	7,929,055	7,604,905
Less: accumulated depreciation, depletion, amortization and impairment	(2,445,989)	(2,167,135)
Property, plant and equipment, net	5,483,066	5,437,770
Derivative assets – noncurrent	7,740	—
Investment in equity affiliates	12,718	15,038
Other assets	47,801	50,302
TOTAL ASSETS	$6,148,261	$6,019,849

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$508,069	$524,690
Accounts payable – affiliates	28,851	27,652
Derivative liabilities – current	107,386	312,975
Financing lease obligations – current	3,933	3,341
Other current liabilities	24,193	25,091
Total current liabilities	672,432	893,749
Long-term debt	1,331,555	1,247,558
Derivative liabilities – noncurrent	7,090	63,737
Asset retirement obligations	360,058	346,868
Deferred tax liability	241,214	147,348
Financing lease obligations – noncurrent	7,642	7,412
Other liabilities	10,849	14,183
Total liabilities	2,630,840	2,720,855
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	2,039,063	2,436,703
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 77,030,353 and 49,433,154 shares issued, 75,958,800 and 48,282,163 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	8	5
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 91,048,124 and 118,645,323 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	12
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost; 1,071,553 and 1,150,991 shares of Class A common stock as of June 30, 2023 and December 31, 2022, respectively	(17,143)	(18,448)
Additional paid-in capital	1,362,118	804,587
Retained earnings	112,891	61,957
Noncontrolling interests	20,475	14,178
Total equity	1,478,358	862,291
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,148,261	$6,019,849

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil	$393,248	$602,567	$765,584	$975,076
Natural gas	52,054	207,177	214,075	350,488
Natural gas liquids	33,851	83,864	76,374	155,043
Midstream and other	13,186	14,826	26,443	26,737
Total revenues	492,339	908,434	1,082,476	1,507,344
Expenses:
Lease operating expense	113,051	106,375	244,005	201,198
Workover expense	18,683	25,017	31,254	34,976
Asset operating expense	15,872	17,243	38,090	33,862
Gathering, transportation and marketing	51,525	38,238	98,928	86,514
Production and other taxes	24,825	65,496	79,748	111,980
Depreciation, depletion and amortization	159,904	131,573	306,387	230,592
Exploration expense	1,541	1,848	1,541	1,939
Midstream and other operating expense	1,735	3,344	5,514	6,422
General and administrative expense	41,166	19,656	62,404	42,178
(Gain) loss on sale of assets	—	(197)	—	(4,987)
Total expenses	428,302	408,593	867,871	744,674
Income (loss) from operations	64,037	499,841	214,605	762,670
Other income (expense):
Gain (loss) on derivatives	33,587	(177,209)	183,897	(850,695)
Interest expense	(31,128)	(24,937)	(60,448)	(41,461)
Other income (expense)	39	(303)	289	(1,802)
Income (loss) from equity affiliates	117	2,304	280	3,252
Total other income (expense)	2,615	(200,145)	124,018	(890,706)
Income (loss) before taxes	66,652	299,696	338,623	(128,036)
Income tax benefit (expense)	(9,178)	(17,798)	(25,538)	3,927
Net income (loss)	57,474	281,898	313,085	(124,109)
Less: net (income) loss attributable to noncontrolling interests	(256)	(713)	(405)	(1,183)
Less: net (income) loss attributable to redeemable noncontrolling interests	(52,067)	(226,662)	(247,735)	94,815
Net income (loss) attributable to Crescent	$5,151	$54,523	$64,945	$(30,477)
Net income (loss) per share:
Class A common stock – basic	$0.11	$1.30	$1.34	$(0.73)
Class A common stock – diluted	$0.11	$1.30	$1.34	$(0.73)
Class B common stock – basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	48,665	41,954	48,475	41,954
Class A common stock - diluted	49,017	41,956	48,842	41,954
Class B common stock – basic and diluted	118,342	127,536	118,493	127,536

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$720,016	$(19,376)	$12,435	$694,644
Net income (loss)	—	—	—	—	—	—	—	—	—	(85,000)	470	(84,530)
Contributions	—	—	—	—	—	—	—	—	—	—	1,533	1,533
Distributions	—	—	—	—	—	—	—	—	—	—	(645)	(645)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(5,035)	—	—	(5,035)
Equity-based compensation	—	—	—	—	—	—	—	—	964	—	(192)	772
Change in deferred taxes related to basis in OpCo (see Note 2)	—	—	—	—	—	—	—	—	20,216	—	—	20,216
Adjustment of redeemable noncontrolling interests to redemption amount (see Note 2)	—	—	—	—	—	—	—	—	(194,980)	—	—	(194,980)
Balance at March 31, 2022	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$541,181	$(104,376)	$13,601	$431,975
Net income (loss)	—	—	—	—	—	—	—	—	—	54,523	713	55,236
Contributions	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	(4,201)	(4,201)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(4,060)	(4,060)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(7,133)	—	—	(7,133)
Equity-based compensation	—	—	—	—	—	—	—	—	1,080	—	(4)	1,076
Change in deferred taxes related to basis in OpCo (see Note 2)	—	—	—	—	—	—	—	—	(46,567)	—	—	(46,567)
Adjustment of redeemable noncontrolling interests to redemption amount (see Note 2)	—	—	—	—	—	—	—	—	194,980	—	—	194,980
Balance at June 30, 2022	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$683,541	$(49,853)	$6,049	$621,306

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$804,587	$61,957	$14,178	$862,291
Net income (loss)	—	—	—	—	—	—	—	—	—	59,794	149	59,943
Contributions	—	—	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	—	—	(917)	(917)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(8,208)	—	(8,208)
Equity based compensation	—	—	—	—	—	—	—	—	1,812	—	1,553	3,365
Balance at March 31, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$806,399	$113,543	$14,966	$916,477
Net income (loss)	—	—	—	—	—	—	—	—	—	5,151	256	5,407
Contributions	—	—	—	—	—	—	—	—	—	—	4,735	4,735
Distributions	—	—	—	—	—	—	—	—	—	—	(1,600)	(1,600)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(5,803)	—	(5,803)
Equity based compensation	80	—	—	—	—	—	(80)	1,305	6,695	—	2,118	10,118
Change in deferred taxes related to basis differences associated with the Class A Conversion	—	—	—	—	—	—	—	—	(69,708)	—	—	(69,708)
Change in equity associated with the Class A Conversion	27,597	3	(27,597)	(3)	—	—	—	—	618,732	—	—	618,732
Balance at June 30, 2023	75,959	$8	91,048	$9	1	$—	1,071	$(17,143)	$1,362,118	$112,891	$20,475	$1,478,358

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$313,085	$(124,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	306,387	230,592
Deferred income tax expense (benefit)	24,158	(11,901)
(Gain) loss on derivatives	(183,897)	850,695
Net cash (paid) received on settlement of derivatives	(55,805)	(442,665)
Non-cash equity-based compensation expense	35,156	20,470
Amortization of debt issuance costs and discount	5,743	3,926
(Gain) loss on sale of oil and natural gas properties	—	(4,987)
Restructuring of acquired derivative contracts	—	(51,994)
Settlement of acquired derivative contracts	(34,978)	(23,101)
Other	(7,263)	(7,636)
Changes in operating assets and liabilities:
Accounts receivable	20,012	(265,459)
Accounts receivable – affiliates	(118)	18,627
Prepaid and other current assets	(22,260)	(13,471)
Accounts payable and accrued liabilities	21,229	191,134
Accounts payable – affiliates	3,406	29,811
Other	(1,299)	(1,478)
Net cash provided by operating activities	423,556	398,454
Cash flows from investing activities:
Development of oil and natural gas properties	(383,240)	(240,356)
Acquisitions of oil and natural gas properties	(14,996)	(627,390)
Proceeds from the sale of oil and natural gas properties	21,437	800
Purchases of restricted investment securities – HTM	(8,875)	(5,390)
Maturities of restricted investment securities – HTM	8,922	3,600
Other	1,808	4,700
Net cash used in investing activities	(374,944)	(864,036)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	394,000	199,250
Revolving Credit Facility borrowings	548,000	918,000
Revolving Credit Facility repayments	(857,449)	(632,000)
Payment of debt issuance costs	(2,903)	(14,873)
Redeemable noncontrolling interest contributions	709	5,985
Redeemable noncontrolling interest distributions	(417)	—
Dividend to Class A common stock	(14,011)	(12,168)
Distributions to redeemable noncontrolling interests related to Class A common stock dividend	(34,407)	(37,004)
Distributions to redeemable noncontrolling interests related to Manager Compensation	(18,942)	(12,734)
Contributions from (distributions to) redeemable noncontrolling interests related to income taxes	23	(11,685)
Repurchase of noncontrolling interest	—	(4,060)
Noncontrolling interest distributions	(2,517)	(3,408)
Noncontrolling interest contributions	1,771	55
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(72)	—
Other	(1,740)	(745)
Net cash provided by financing activities	12,045	394,613
Net change in cash, cash equivalents and restricted cash	60,657	(70,969)
Cash, cash equivalents and restricted cash, beginning of period	15,304	135,117
Cash, cash equivalents and restricted cash, end of period	$75,961	$64,148
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
NOTE 1 – Organization and Basis of Presentation

Organization

We are a well-capitalized U.S. independent energy company with a portfolio of low-decline assets in key proven basins across the lower 48 states that generate substantial cash flow supported by a predictable base of production. We seek to deliver attractive risk-adjusted investment returns and predictable cash flows across cycles by employing our differentiated approach to investing in the oil and gas industry. Our approach employs a unique business model that combines an investor mindset and deep operational expertise to pursue a cash flow-based investment mandate focused on operated working interests with an active risk management strategy. We pursue our strategy through the production, development and acquisition of crude oil, natural gas and NGL reserves. We maintain a portfolio of assets in key proven regions across the United States, focused in Texas and the Rockies.

Corporate Structure

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” with substantially all of our assets and operations held by Crescent Energy OpCo LLC ("OpCo"). Crescent is a holding company, the sole material asset of which consists of units representing limited liability interests in OpCo ("OpCo Units"). Shares of Crescent Class A common stock ("Class A Common Stock") have both voting and economic rights, while holders of Crescent Class B common stock ("Class B Common Stock," together with Class A Common Stock, "Common Stock") have voting (but no economic) rights and hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate of KKR & Co. Inc. ("KKR," and together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

Class A Conversion

On June 30, 2023, an affiliate of KKR redeemed approximately 27.6 million OpCo Units (and cancelled a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock (the "Class A Conversion") and subsequently distributed such shares to certain of its legacy investors in privately-managed funds and accounts on July 3, 2023. Following the Class A Conversion, shares of our Class A Common Stock represent approximately 45% of the outstanding shares of Class A Common Stock and Class B Common Stock, taken together. We did not receive any proceeds or incur any expenses associated with the Class A Conversion.

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

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which at June 30, 2023 is owned approximately 45% by Crescent and approximately 55% by holders of our redeemable noncontrolling interests, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement (as defined within NOTE 11 – Related Party Transactions). Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt.

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

Restricted Cash

Restricted cash consists of funds earmarked for a special purpose and therefore not available for immediate and general use. The majority of our restricted cash as of June 30, 2023 is composed of our deposit for the Western Eagle Ford Acquisition and cash that is contractually required to be restricted to pay for the future abandonment of certain wells in California. Restricted cash is included in Restricted cash and Other assets on our condensed consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in the statements of cash flows:

	As of June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$2,253	$54,580
Restricted cash – current	68,500	—
Restricted cash – noncurrent	5,208	9,568
Total cash, cash equivalents and restricted cash	$75,961	$64,148

Redeemable Noncontrolling Interests

Pursuant to the OpCo LLC Agreement, holders of OpCo Units, other than the Company, may redeem all or a portion of their OpCo Units, together with a corresponding number of shares of Class B Common Stock, for either (a) shares of Class A Common Stock or (b) an approximately equivalent amount of cash as determined pursuant to the terms of the OpCo LLC Agreement, at the election of the Company. In connection with the exercise of such redemption, a corresponding number of shares of Class B Common Stock will be cancelled. The redemption election is not considered to be within the control of the Company because the holders of Class B Common Stock and their affiliates control the Company through direct representation on the Board of Directors. As a result, we present the noncontrolling interests in OpCo as redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interests are recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to Additional paid-in capital if redemption is considered probable. The redemption amount for OpCo Units is based on the 10-day volume-weighted average closing price of Class A Common Stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to Additional paid-in capital.

Additionally, certain other subsidiaries have agreements whereby certain employees have the option to sell their noncontrolling interest in such subsidiaries back to us at fair value and are treated as redeemable noncontrolling interests outside of permanent equity.

In June 2023, the Class A Conversion reduced the number of shares of our Class B Common Stock outstanding by 27.6 million shares. A corresponding amount of OpCo Units were transferred to Crescent, which reduced the value of our redeemable noncontrolling interests by $618.7 million.

From December 31, 2022 through June 30, 2023, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2022	$2,436,703
Net income attributable to redeemable noncontrolling interests	195,668
Distributions from OpCo related to Class A common stock dividend, Manager compensation and income taxes	(20,183)
Accrued OpCo distribution	(9,471)
Equity-based compensation	4,452
Balance as of March 31, 2023	$2,607,169
Net income attributable to redeemable noncontrolling interests	52,067
Contributions	709
Distributions	(417)
Distributions from OpCo related to Class A common stock dividend, Manager compensation and income taxes, net	(14,098)
Accrued OpCo distribution	(7,264)
Equity-based compensation	19,629
Change in redeemable noncontrolling interests associated with the Class A Conversion	(618,732)
Balance as of June 30, 2023	$2,039,063

Income Taxes

Crescent is a holding company of which our sole material assets are OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three and six months ended June 30, 2023, we recognized income tax expense of $9.2 million and income tax expense of $25.5 million for an effective tax rate of 13.8% and 7.5%, respectively. For the three and six months ended June 30, 2022, we recognized income tax expense of $17.8 million and an income tax benefit of $3.9 million for an effective tax rate of 5.9% and 3.1%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

We have federal net operating losses ("NOLs") and recognized built-in-loss ("RBIL") property which are subject to Section 382 limitation. Pursuant to Sections 382 and 383 of the Internal Revenue Code, utilization of our NOLs and RBIL carryforwards is subject to a small annual limitation. These annual limitations may result in the expiration of NOLs and RBIL carryforwards prior to utilization and accordingly we have maintained a valuation allowance related to federal NOLs and RBIL carryforwards that we do not believe are recoverable due to these Section 382 limitations.

During the three and six months ended June 30, 2023, we decreased APIC by $69.7 million as a result of the Class A Conversion and the resultant change in our ownership interests and basis in OpCo. As of June 30, 2023 and December 31, 2022, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$38,747	$32,470
Income tax (refunds) payments	3,305	7,744
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$58,217	$98,961
Right-of-use assets obtained in exchange for leases	8,694	4,964
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

As of June 30, 2023, our commodity derivative instruments consisted of fixed price swaps and collars which are described below:

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

Collars: Collars provide a minimum and maximum price on a notional amount of sales volume. Under a collar, we will receive payment if the settlement price is less than the minimum price of the range and make a payment to the counterparty if the settlement price is greater than the maximum price of the range. We would not be required to make a payment or receive payment if the settlement price falls within the range. A portion of our collars give the counterparty an option to cancel the collar prior to the production period as indicated below.

The following table details our net volume positions by commodity as of June 30, 2023:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
Crude oil swaps (Bbls):	(in thousands)				(in thousands)
WTI
2023	6,217	$63.16			$(44,637)
2024	10,201	$65.72			(28,329)
Brent
2023	266	$52.52			(5,822)
2024	276	$68.65			(1,190)
Crude oil collars – WTI (Bbls):
2023	1,457	$55.63	-	$74.03	(6,732)
2024	644	$60.00	-	$68.02	(1,685)
2025 (1)	1,460	$60.00	-	$85.00	(4,352)
Natural gas swaps (MMBtu):
2023	28,595	$2.91			(1,425)
2024	9,604	$4.14			5,567
Natural gas collars (MMBtu):
2024	18,300	$3.38	-	$4.56	3,585
Crude oil basis swaps (Bbls):
2023	2,392	$1.26			(844)
2024	3,568	$1.50			(1,086)
Natural gas basis swaps (MMBtu):
2023	14,922	$(0.29)			(325)
2024	835	$(0.28)			(101)
Calendar Month Average ("CMA") roll swaps (Bbls):
2023	2,484	$0.21			281
2024	3,568	$0.32			(57)
Total					$(87,152)

(1)     Represents outstanding crude oil collar options exercisable by the counterparty until December 16, 2024.

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association ("ISDA") master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts as of June 30, 2023 and December 31, 2022:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
June 30, 2023
Assets:
Derivative assets – current	$29,930	$(10,346)	$19,584
Derivative assets – noncurrent	20,489	(12,749)	7,740
Total assets	$50,419	$(23,095)	$27,324
Liabilities:
Derivative liabilities – current	$(117,732)	$10,346	$(107,386)
Derivative liabilities – noncurrent	(19,839)	12,749	(7,090)
Total liabilities	$(137,571)	$23,095	$(114,476)

December 31, 2022
Assets:
Derivative assets – current	$21,880	$(7,002)	$14,878
Derivative assets – noncurrent	10,338	(10,338)	—
Total assets	$32,218	$(17,340)	$14,878
Liabilities:
Derivative liabilities – current	$(319,977)	$7,002	$(312,975)
Derivative liabilities – noncurrent	(74,075)	10,338	(63,737)
Total liabilities	$(394,052)	$17,340	$(376,712)

See NOTE 5 – Fair Value Measurements for more information.

The amount of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations was as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(26,407)	$(146,765)	$(64,512)	$(246,856)
Realized gain (loss) on natural gas positions	6,680	(93,630)	(9,856)	(143,475)
Realized gain (loss) on NGL positions	11,079	(26,469)	18,563	(52,334)
Total realized gain (loss) on derivatives	(8,648)	(266,864)	(55,805)	(442,665)
Unrealized gain (loss) on commodity hedges	42,235	89,655	239,702	(408,030)
Gain (loss) on derivatives	$33,587	$(177,209)	$183,897	$(850,695)

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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2023
Financial assets:
Derivative assets	$—	$50,419	$—	$50,419
Financial liabilities:
Derivative liabilities	$—	$(137,571)	$—	$(137,571)

December 31, 2022
Financial assets:
Derivative assets	$—	$32,218	$—	$32,218
Financial liabilities:
Derivative liabilities	$—	$(394,052)	$—	$(394,052)

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined below) as of June 30, 2023 and December 31, 2022 was approximately $1,044.8 million and $661.5 million based on quoted market prices.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$58,703	$104,343
Accrued lease and asset operating expense	58,438	58,375
Accrued capital expenditures	48,456	76,246
Accrued general and administrative expense	13,113	13,688
Accrued transportation expense	46,121	31,525
Accrued revenue and royalties payable	186,897	160,775
Accrued interest expense	26,409	11,672
Accrued severance taxes	58,897	55,496
Other	11,035	12,570
Total accounts payable and accrued liabilities	$508,069	$524,690
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

We may, at our option, redeem all or a portion of the 2026 Notes at any time at certain redemption prices.

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

Revolving Credit Facility

Overview

We are party to a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. From time to time, we have entered into amendments to the Revolving Credit Facility, which have (i) increased our elected commitment amount from $700.0 million to $1.3 billion, (ii) increased our borrowing base from $1.3 billion to $2.0 billion, (iii) increased our maximum credit amount from $1.5 billion to $3.0 billion, (iv) extended the maturity date from May 6, 2025 to September 23, 2027 and (v) reduced the applicable margin by 0.50% so that loans under the Revolving Credit Facility will be priced based on a secured overnight financing rate (“SOFR”) plus 2.35% to 3.35% or an adjusted base rate plus 1.25% to 2.25%, in each case, based on utilization of the Revolving Credit Facility. Our Revolving Credit Facility contains terms that if certain conditions regarding our outstanding Senior Notes exist in January 2026, it will mature in January 2026 prior to the extended maturity date. At June 30, 2023, we had $250.0 million of borrowings and $9.7 million in letters of credit outstanding under the Revolving Credit Facility.

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

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.5% per year and is included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of June 30, 2023 and December 31, 2022 was 7.46% and 6.98%, respectively.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At June 30, 2023 and December 31, 2022, we had letters of credit outstanding of $9.7 million and $9.8 million, respectively, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of June 30, 2023 and December 31, 2022:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
June 30, 2023
Revolving Credit Facility	$250,000	$9,719	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
9.250% Senior Notes due 2028	400,000	—	—	2/15/2028
Less: Unamortized discount and issuance costs	(18,445)
Total long-term debt	$1,331,555

December 31, 2022
Revolving Credit Facility	$559,449	$9,770	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
Less: Unamortized discount and issuance costs	(11,891)
Total long-term debt	$1,247,558

NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the six months ended June 30, 2023:

As of June 30, 2023
(in thousands)
Balance at beginning of period	$365,614
Additions	4,732
Retirements	(4,702)
Sale	(302)
Accretion expense	13,403
Balance at end of period	378,745
Less: current portion	(18,687)
Balance at end of period, noncurrent portion	$360,058
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local laws and regulations. Accordingly, no liability or loss associated with environmental remediation was recognized as of June 30, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
ASC 710 profits interest awards	$2,172	$500	$2,172	$500
ASC 718 liability-classified profits interest awards	(2,267)	4,993	(2,479)	12,213
ASC 718 equity-classified profits interest awards	2,118	—	3,671	—
ASC 718 equity-classified RSU awards	400	394	791	394
ASC 718 equity-classified PSU awards	27,300	3,968	33,173	7,863
Total expense	$29,723	$9,855	$37,328	$20,970

Equity-classified RSU Awards

During the six months ended June 30, 2023, we granted 140,856 equity-classified RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $11.31 per RSU, and the RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the condensed consolidated balance sheets. In addition, during the three and six months ended June 30, 2023 we had 85,827 shares that vested related to outstanding RSU awards.

Equity-classified PSU Awards

During the three and six months ended June 30, 2023, in conjunction with the Class A Conversion and RSU award vesting, the number of shares of our Class A Common Stock increased by 27.6 million shares. As a result, the number of equity-classified PSU target Class A Shares granted under the Crescent Energy Company 2021 Manager Incentive Plan increased by 2.8 million shares. We accounted for this increase as a change in estimate and recognized additional expense of $18.0 million for the three and six months ended June 30, 2023.
NOTE 11 – Related Party Transactions

KKR Group

Management Agreement

We have entered into a management agreement(the "Management Agreement") with KKR Energy Assets Manager LLC (the "Manager"). Pursuant to the Management Agreement, the Manager provides the Company with its senior executive management team and certain management services. The Management Agreement has an initial term of three years and shall renew automatically at the end of the initial term for an additional three-year period unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation ("Manager Compensation") on a quarterly basis equal to our pro rata share (based on our relative ownership of OpCo) of an annual $53.3 million fee. The amount borne by us will increase over time as our ownership percentage of OpCo increases. In addition, as our business and assets expand, Manager Compensation may increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our equity securities (including in connection with acquisitions). However, incremental Manager Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units. During the three and six months ended June 30, 2023, we recorded general and administrative expense of $6.1 million and $9.9 million, respectively, and made cash distributions of $9.5 million and $18.9 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. In addition, at June 30, 2023 we accrued $7.3 million distribution to redeemable noncontrolling interests that will be paid during the third quarter of 2023. During the three and six months ended June 30, 2022, we recorded general and administrative expense of $3.3 million and $6.6 million, respectively, and made cash distributions of $10.0 million and $12.7 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. At June 30, 2023 and December 31, 2022, we had $13.3 million included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with the Management Agreement.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the of the outstanding Class A Common Stock at the time each tranche is settled. During the three and six months ended June 30, 2023, we recorded general and administrative expense of $27.3 million and $33.2 million, respectively, related to Incentive Compensation. During the three and six months ended June 30, 2022, we recorded general and administrative expense of $4.0 million and $7.9 million, respectively, related to Incentive Compensation. See NOTE 10 – Incentive Compensation Arrangements for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of June 30, 2023 and December 31, 2022, we had a related party receivable of $1.1 million and $0.8 million, respectively, included within Accounts receivable – affiliates and a related party payable of $15.4 million and $14.0 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

Other Transactions

During the six months ended June 30, 2023 and 2022, we incurred $1.1 million and $0.7 million, respectively, in fees to KKR Capital Markets LLC ("KCM"), an affiliate of KKR Group, in connection with transactions relating to the 2028 Notes and the 2026 Notes, respectively. We recorded these fees as debt issuance costs within Long-term debt on the condensed consolidated balance sheets. During the three and six months ended June 30, 2022, we paid an additional $1.5 million in fees to KCM related to the amendment to our Revolving Credit Facility, which increased our borrowing base and elected commitment amount in connection with the Uinta Transaction. We recorded these fees as debt issuance costs within Other assets on the condensed consolidated balance sheets. See NOTE 7 – Debt.

In March 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. Upon lease commencement in April 2023, we recorded a $2.4 million right-of-use asset in Other assets, an operating lease liability of $0.1 million in Other current liabilities and $2.3 million in Other liabilities on the condensed consolidated balance sheets.
NOTE 12 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends and shares of Class B Common Stock do not have rights to participate in dividends or undistributed earnings. However, shareholders of Class B Common Stock receive pro rata distributions from OpCo through their ownership of OpCo Units. We apply the two-class method for purposes of calculating earnings per share. The two-class method determines earnings per share of Common Stock and participating securities according to dividends or dividend equivalents declared during the period and each security's respective participation rights in undistributed earnings and losses. Net income (loss) per share - diluted excludes the effect of 4.2 million PSUs for the three and six months ended June 30, 2022 that were antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$57,474	$281,898	$313,085	$(124,109)
Less: net (income) loss attributable to noncontrolling interests	(256)	(713)	(405)	(1,183)
Less: net (income) loss attributable to redeemable noncontrolling interests	(52,067)	(226,662)	(247,735)	94,815
Net income (loss) attributable to Crescent Energy - basic	5,151	54,523	64,945	(30,477)
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	2	2	40	—
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	82	—	446	—
Net income (loss) attributable to Crescent Energy - diluted	$5,235	$54,525	$65,431	$(30,477)
Denominator:
Weighted-average Class A common stock outstanding – basic	48,664,867	41,954,385	48,474,572	41,954,385
Add: dilutive effect of RSUs	10,322	2,081	30,508	—
Add: dilutive effect of PSUs	341,815	—	337,213	—
Weighted-average Class A common stock outstanding – diluted	49,017,004	41,956,466	48,842,293	41,954,385
Weighted-average Class B common stock outstanding – basic and diluted	118,342,057	127,536,463	118,492,852	127,536,463
Net income (loss) per share:
Class A common stock – basic	$0.11	$1.30	$1.34	$(0.73)
Class A common stock – diluted	$0.11	$1.30	$1.34	$(0.73)
Class B common stock – basic and diluted	$—	$—	$—	$—
NOTE 13 – Subsequent Events

Dividend

On August 9, 2023, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2023. The quarterly dividend is payable on September 6, 2023 to shareholders of record as of the close of business on August 23, 2023. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

Western Eagle Ford Acquisition

On May 2, 2023, our subsidiary entered into a Purchase and Sale Agreement (the “Western Eagle Ford Purchase Agreement” and the transactions contemplated therein, the "Western Eagle Ford Acquisition") with Mesquite Comanche Holdings, LLC (“Comanche Holdings”) and SN EF Maverick, LLC (“SN EF Maverick,” and collectively with Comanche Holdings, the “Seller”), pursuant to which we agreed to acquire operatorship and incremental working interests (the "Western Eagle Ford Assets") in our existing Western Eagle Ford assets from the Seller for aggregate cash consideration of approximately $600 million, including 10% paid as a deposit at announcement in May and subject to customary purchase price adjustments set forth in the Western Eagle Ford Purchase Agreement. On July 3, 2023, we closed the transaction. In connection with the closing of the Western Eagle Ford Acquisition, we entered into an amendment to our Revolving Credit Facility, which reaffirmed our borrowing base at $2.0 billion with an elected commitment amount of $1.3 billion. Pursuant to the terms of such amendment, the issuances of senior unsecured notes in an aggregate principal amount less than $500 million prior to the fall 2023 borrowing base redetermination date will not reduce our borrowing base, and accordingly we do not expect a borrowing base reduction in connection with the issuance of the New 2028 Notes.

2028 Notes Tack-On Offering

In July 2023, we issued an additional $300 million aggregate principal amount of 2028 Notes (the "New 2028 Notes"). The estimated net proceeds of the offering were approximately $287.5 million, after deducting the initial purchasers' discount and offering expenses, but excluding accrued interest payable by purchasers of the New 2028 Notes, which we used to repay a portion of outstanding borrowings under our Revolving Credit Facility. The New 2028 Notes are treated as a single series of securities under the indenture governing the existing 2028 Notes, will vote together as a single class with the existing 2028 Notes, and have substantially identical terms, other than the issue date and the issue price, as the existing 2028 Notes. The 2028 Notes bear interest at an annual rate of 9.250% which is payable on February 15 and August 15 of each year and mature on February 15, 2028. We incurred $1.0 million in fees to KCM in connection with the issuance of the New 2028 Notes.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report"), our Quarterly Report on Form 10-Q for the period ended March 31, 2023, as well as our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and six months ended June 30, 2023 and 2022. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” "Crescent" and the “Company” or similar expressions refer to Crescent Energy Company and its subsidiaries.

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

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, supply chain constraints and rising interest rates and costs of capital. Furthermore, the United States experienced a significant inflationary environment in 2022 that, along with international geopolitical risks, has contributed to concerns of a potential recession in 2023 that has caused oil and gas prices to retreat from their earlier highs in 2022 and has created further volatility. In 2023, OPEC announced production cuts to reduce the global oil supply. The actions of OPEC with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

Continuing market concern regarding the health of the global banking sector, in which two U.S. bank failures have occurred and large national and international banks have experienced significant declines in market value, and any resultant recessionary effects have contributed, among other factors, to a significant decline in the price for oil and natural gas, with the posted price for WTI reaching a low of $66.61 in March 2023, a level not seen since December 2021. Ongoing uncertainty regarding the going concern of certain banks, including the inability of banking and other financial services firms to access liquidity, has and may continue to result in significant disruptions to global markets, may result in lower commodity prices and continued volatility thereof and negatively impact our financial condition.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022 and into 2023. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, most recently in July 2023 by a quarter of a percentage point. To the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise" in our Annual Report.

In August 2022, the Inflation Reduction Act of 2022 (“IRA 2022”) was signed into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA 2022 imposes a federal fee on the emission of greenhouse gases through a methane emissions charge, including onshore petroleum and natural gas production. The methane emissions charge is expected to be collected in 2025 based on calendar year 2024 emissions and the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our operating costs and adversely affect our business and results of operations. See Part II, Item 1A. Risk Factors for additional information. Finally, the IRA 2022 includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a three-year period. While we are evaluating the impact of the new corporate alternative minimum tax will have, we do not believe that it will have a material impact on our near-term taxes.

Other Transactions

In July 2023, we issued an additional $300 million aggregate principal amount of 9.250% senior notes due 2028 (the "New 2028 Notes"). The estimated net proceeds of the offering were approximately $287.5 million, after deducting the initial purchasers' discount and offering expenses, but excluding accrued interest payable by purchasers of the New 2028 Notes, which we used to repay a portion of outstanding borrowings under our Revolving Credit Facility. The New 2028 Notes are treated as a single series of securities under the indenture governing the Original 2028 Notes (as defined below), will vote together as a single class with the Original 2028 Notes, and have substantially identical terms, other than the issue date and the issue price, as the Original 2028 Notes. The 2028 Notes bear interest at an annual rate of 9.250% which is payable on February 15 and August 15 of each year and mature on February 15, 2028.

Acquisitions and divestitures

Acquisitions

On May 2, 2023, we entered into a Purchase and Sale Agreement (the “Western Eagle Ford Purchase Agreement” and the transactions contemplated therein, the "Western Eagle Ford Acquisition") with Mesquite Comanche Holdings, LLC (“Comanche Holdings”) and SN EF Maverick, LLC (“SN EF Maverick,” and collectively with Comanche Holdings, the “Seller”), pursuant to which we agreed to acquire operatorship and incremental working interests in our existing Western Eagle Ford assets from the Seller for aggregate cash consideration of approximately $600 million, including 10% paid as a deposit at announcement in May and subject to customary purchase price adjustments set forth in the Western Eagle Ford Purchase Agreement. On July 3, 2023 we closed the transaction. In connection with the closing of the Western Eagle Ford Acquisition, we entered into an amendment to our Revolving Credit Facility, which reaffirmed our borrowing base at $2.0 billion with an elected commitment amount of $1.3 billion.

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

Divestitures

On November 4, 2022, we entered into a definitive purchase and sale agreement with an unaffiliated third party to sell certain of our non-core producing properties and related oil and natural gas leases in Ector County, Texas in the Permian Basin in exchange for cash consideration, subject to customary purchase price adjustments, of $80.0 million. We consummated this transaction in December 2022 and recorded a loss of $0.9 million during the year ended December 31, 2022.

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

Sustainability

We strive to be good stewards of others’ assets: our investors’ capital, our employees and partners, the environment and the communities in which we operate. We believe that our success related to sustainability requires an alignment with the interests of our key stakeholders including our employees, investors, customers, suppliers and society at large. We view exceptional sustainability performance as an opportunity to differentiate Crescent from its peers, mitigate risks and strengthen operational performance as well as benefit our stakeholders and the communities in which we operate. In September 2022, we released our 2021 ESG report. The report included benchmarks for measuring future performance, consistent with Crescent's commitment to aligning with the SASB and Task Force on Climate-related Financial Disclosures frameworks, noted the progress of our key ESG priorities and detailed our goals to reduce absolute Scope 1 greenhouse gas and methane emissions in support of an economy-wide transition to a net-zero world. We invite you to review our 2021 ESG report, which is available on Crescent’s website at https://www.crescentenergyco.com/#stewardship. However, please note that the contents of this ESG report, and other materials on our website, are not incorporated into this Quarterly Report by reference. In February 2022, we joined the Oil & Gas Methane Partnership 2.0 Initiative to enhance reporting of methane emissions. We also established a Sustainability Advisory Council to advise management and our Board of Directors on sustainability-related issues.

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

We expect to incur approximately $575 million to $625 million for our 2023 capital program, reflecting the additional capital directed to the Western Eagle Ford Acquisition we closed in July 2023. The majority of our program is allocated to D&C, which approximately 85% is allocated to our operated assets in the Eagle Ford and Uinta with the remainder directed primarily to non-operated assets in the Eagle Ford, Permian and DJ basins. We expect to fund our 2023 capital program through cash flow from operations. Due to the flexible nature of our capital program and the fact that the majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil	82%	68%	73%	66%
Natural gas	11%	23%	20%	24%
NGLs	7%	9%	7%	10%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 3% or less of our total revenues for the three and six months ended June 30, 2023 and 2022.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil (MBbls)	5,810	5,781	11,130	9,766
Natural gas (MMcf)	30,526	32,353	62,076	62,367
NGLs (MBbls)	1,747	1,785	3,459	3,612
Total (MBoe)	12,645	12,958	24,935	23,773
Daily average (MBoe/d)	139	142	138	131

Total sales volume decreased 313 MBoe and increased 1,162 MBoe during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. The second quarter 2023 decrease is primarily related to natural decline, partially offset by new operated Eagle Ford and Uinta completions. The first half 2023 increase is primarily due to the Uinta Transaction, which contributed an additional 2,335 MBoe, and new Eagle Ford completions, partially offset by the natural decline of our other wells.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, actions taken by OPEC, inflation and increased U.S. drilling activity. Uncertainty persists regarding OPEC’s actions, increased U.S. drilling, inflation and the armed conflict in Ukraine. Additionally, natural gas prices have declined in 2023 due in part to relatively mild winter and extended downtime at a liquified natural gas export facility, which has caused high levels of U.S. gas storage compared with historical averages. Finally, growing market concern regarding the health of the global banking sector and any resultant recessionary effects have contributed, among other factors, to a significant decline in the price for oil and natural gas in the first half of 2023 as compared to the prior period.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil	58%	66%	60%	70%
Natural gas	52%	67%	55%	71%
NGLs	39%	49%	40%	49%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil (Bbl):
Average NYMEX	$73.78	$108.41	$74.96	$101.35
Realized price (excluding derivative settlements)	67.68	104.23	68.79	99.84
Realized price (including derivative settlements) (1)	63.14	78.84	62.99	74.57
Natural Gas (Mcf):
Average NYMEX	$2.10	$7.17	$2.76	$6.06
Realized price (excluding derivative settlements)	1.71	6.40	3.45	5.62
Realized price (including derivative settlements)	1.92	3.51	3.29	3.32
NGLs (Bbl):
Realized price (excluding derivative settlements)	$19.38	$46.98	$22.08	$42.92
Realized price (including derivative settlements)	25.72	32.15	27.45	28.44

(1)     Does not include the $16.3 million or $35.0 million impact from the settlement of acquired derivative contracts for the three and six months ended June 30, 2023, respectively, or $23.1 million impact from the settlement of acquired derivative contracts for both the three and six months ended June 30, 2022.

Results of operations:

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues (in thousands):
Oil	$393,248	$602,567	$(209,319)	(35)%
Natural gas	52,054	207,177	(155,123)	(75)%
Natural gas liquids	33,851	83,864	(50,013)	(60)%
Midstream and other	13,186	14,826	(1,640)	(11)%
Total revenues	$492,339	$908,434	$(416,095)	(46)%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$67.68	$104.23	$(36.55)	(35)%
Natural gas ($/Mcf)	1.71	6.40	(4.69)	(73)%
NGLs ($/Bbl)	19.38	46.98	(27.60)	(59)%
Total ($/Boe)	37.89	68.96	(31.07)	(45)%
Net sales volumes:
Oil (MBbls)	5,810	5,781	29	1%
Natural gas (MMcf)	30,526	32,353	(1,827)	(6)%
NGLs (MBbls)	1,747	1,785	(38)	(2)%
Total (MBoe)	12,645	12,958	(313)	(2)%
Average daily net sales volumes:
Oil (MBbls/d)	64	64	—	—%
Natural gas (MMcf/d)	335	356	(21)	(6)%
NGLs (MBbls/d)	19	20	(1)	(5)%
Total (MBoe/d)	139	142	(3)	(2)%

Oil revenue. Oil revenue decreased $209.3 million, or 35%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This was driven by lower realized oil prices that resulted in a decrease of $212.4 million (a decrease of 35% per Bbl), offset by a $3.1 million increase in daily sales volumes (or a nominal percentage). The slight increase in net sales volumes was driven by our new Eagle Ford and Uinta completions, offset by natural decline of our existing wells.

Natural gas revenue. Natural gas revenue decreased $155.1 million, or 75% in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This was driven by lower natural gas prices that resulted in a decrease of $143.3 million (a decrease of 73% per Mcf) and a $11.8 million decrease in sales volume (21 MMcf/d, or 6%). The decrease in sales volumes is primarily related to the natural decline from our existing asset base and asset sales.

NGL revenue. NGL revenue decreased $50.0 million, or 60%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This was driven primarily by lower realized NGL prices that resulted in a decrease of $48.2 million (a decrease of 59% per Bbl) and a $1.8 million decrease in sales volume (1 MBbls/d, or 5%). The decrease in sales volumes is primarily related to the natural decline from our existing asset base.

Midstream and other revenue. Midstream and other revenue decreased $1.6 million, or 11%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven primarily by lower midstream revenues.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Expenses (in thousands):
Operating expense	$225,691	$255,713	$(30,022)	(12)%
Depreciation, depletion and amortization	159,904	131,573	28,331	22%
General and administrative expense	41,166	19,656	21,510	109%
Other operating costs	1,541	1,651	(110)	NM*
Total expenses	$428,302	$408,593	$19,709	5%
Selected expenses per Boe:
Operating expense	$17.85	$19.73	$(1.88)	(10)%
Depreciation, depletion and amortization	12.65	10.15	2.50	25%

* NM = Not meaningful.

Operating expense. Operating expense decreased $30.0 million, or 12%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven primarily by the following factors:

(i)Lease and asset operating expense increased $5.3 million, or 4%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and increased $0.66 per Boe, or 7%, to $10.20 per Boe. This $5.3 million increase was driven primarily by general inflationary costs across our assets, offset by certain costs that are indexed to oil commodity prices, such as CO2 purchase costs related to our CO2 flood asset in Wyoming. These contractually commodity indexed operating expenses move in tandem with oil commodity prices, and as oil price increases, commodity-linked contractual operating costs increase, and vice versa.
(ii)Gathering, transportation and marketing expense increased $13.3 million, or 35%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and increased $1.12 per Boe, or 38%, to $4.07 per Boe. The increase was driven primarily by higher rates on a portion of our Rockies properties.
(iii)Production and other taxes decreased $40.7 million, or 62%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and decreased $3.09 per Boe, or 61%, to $1.96 per Boe. This net decrease was driven primarily by decreased oil and gas revenues and increased gathering, transportation and marketing expense, which decreased the tax base on which our production and other taxes are calculated.
(iv)Workover expense decreased $6.3 million, or 25%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and decreased $0.45 per Boe, or 23%, to $1.48 per Boe. This decrease was driven by lower commodity prices and related reduced activity.
(v)Midstream and other operating expense decreased $1.6 million, or 48%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to decreased midstream expenses.

Depreciation, depletion and amortization. In the three months ended June 30, 2023, depreciation, depletion and amortization increased $28.3 million, or 22%, compared to the three months ended June 30, 2022, driven primarily by additional volumes in some of our higher DD&A rate areas, partially offset by lower volumes on our other assets.

General and administrative expense. General and administrative expense ("G&A") increased $21.5 million, or 109%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by (i) an increase in equity-based non-cash compensation expense of $18.2 million, and (ii) $3.7 million higher recurring G&A mostly due to higher expense payable under the Management Agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us, due to an increase in public ownership of Class A Common Stock as a result of share redemptions for our Class A Common Stock completed in the second quarter of 2023 and the second half of 2022. The portion of Manager Compensation borne by us proportionately increased in the second quarter due to the share redemption for our Class A Common Stock. However, there was no change to the full amount of Manager Compensation. While only the portion of Manager Compensation borne by us impacts our consolidated statements of operations, we include the full amount in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$11,756	$8,052	$3,704	46%
Transaction and nonrecurring expenses	1,859	2,249	(390)	(17)%
Equity-based compensation	27,551	9,355	18,196	195%
Total general and administrative expense	$41,166	$19,656	$21,510	109%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.93	$0.62	$0.31	50%
Transaction and nonrecurring expenses	0.15	0.17	(0.02)	(12)%
Equity-based compensation	2.18	0.72	1.46	203%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $0.1 million, compared to the three months ended June 30, 2022, primarily driven by $0.3 million lower exploration expense recognized during the three months ended June 30, 2023 offset by a $0.2 million decrease in our gain on sale of assets.

Interest expense

In the three months ended June 30, 2023, we incurred interest expense of $31.1 million, as compared to $24.9 million in the three months ended June 30, 2022, a 25% increase. This increase was driven primarily by higher interest rates associated with the issuance of the 2028 Notes and our Revolving Credit Facility.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues. The following table presents total unrealized and realized gain (loss) on derivatives for the periods presented:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Gain (loss) on derivatives (in thousands):
Gain (loss) on commodity derivatives	$33,587	$(177,209)	$210,796	(119)%
Gain (loss) on derivatives	$33,587	$(177,209)	$210,796	(119)%

Our gain on commodity derivatives during the three months ended June 30, 2023 changed by $210.8 million, or 119%, from a comparable loss during the three months ended June 30, 2022 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended June 30, 2023 and June 30, 2022, we recognized income tax expense of $9.2 million and $17.8 million, respectively, for an effective tax rate of 13.8% and 5.9%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
(in thousands)
Net income (loss)	$57,474	$281,898	$(224,424)	(80)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	31,128	24,937
Income tax expense (benefit)	9,178	17,798
Depreciation, depletion and amortization	159,904	131,573
Exploration expense	1,541	1,848
Non-cash (gain) loss on derivatives	(42,235)	(89,655)
Non-cash equity-based compensation expense	27,551	9,355
(Gain) loss on sale of assets	—	(197)
Other (income) expense	(39)	303
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(7,264)	(10,064)
Transaction and nonrecurring expenses (1)	3,764	5,548
Settlement of acquired derivative contracts	(16,331)	(23,101)
Adjusted EBITDAX (non-GAAP)	$224,671	$350,243	$(125,572)	(36)%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash deferred financing cost amortization	(29,830)	(22,608)
Current income tax benefit (expense)	(869)	(3,026)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	140	(17,167)
Development of oil and natural gas properties	(148,127)	(193,388)
Levered Free Cash Flow (non-GAAP)	$45,985	$114,054	$(68,069)	(60%)

(1)Transaction and nonrecurring expenses of $3.8 million for the three months ended June 30, 2023 were primarily related to our Western Eagle Ford Acquisition and system integration expenses. Transaction and nonrecurring expenses of $5.5 million for the three months ended June 30, 2022 were primarily related to (i) legal, consulting, transition service agreement costs, related restructuring of acquired derivative contracts, and other fees incurred for the Uinta Transaction and the series of transactions pursuant to which we indirectly combined the businesses of Contango Oil & Gas Company and Independence Energy LLC (the "Merger Transactions"), (ii) severance costs subsequent to the Merger Transactions, (iii) merger integration costs and (iv) acquisition and debt transaction related costs.

Adjusted EBITDAX decreased by $125.6 million, or 36%, in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily driven by lower realized oil and natural gas prices, partially offset by lower operating expense.

Levered Free Cash Flow decreased by $68.1 million, or 60%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by our decreased Adjusted EBITDAX, partially offset by $45.3 million of decreased capital expenditures related to operating fewer rigs in the second quarter of 2023 than the same period in 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues (in thousands):
Oil	$765,584	$975,076	$(209,492)	(21)%
Natural gas	214,075	350,488	(136,413)	(39)%
Natural gas liquids	76,374	155,043	(78,669)	(51)%
Midstream and other	26,443	26,737	(294)	(1)%
Total revenues	$1,082,476	$1,507,344	$(424,868)	(28)%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$68.79	$99.84	$(31.05)	(31)%
Natural gas ($/Mcf)	3.45	5.62	(2.17)	(39)%
NGLs ($/Bbl)	22.08	42.92	(20.84)	(49)%
Total ($/Boe)	42.35	62.28	(19.93)	(32)%
Net sales volumes:
Oil (MBbls)	11,130	9,766	1,364	14%
Natural gas (MMcf)	62,076	62,367	(291)	—%
NGLs (MBbls)	3,459	3,612	(153)	(4)%
Total (MBoe)	24,935	23,773	1,162	5%
Average daily net sales volumes:
Oil (MBbls/d)	61	54	7	13%
Natural gas (MMcf/d)	343	345	(2)	(1)%
NGLs (MBbls/d)	19	20	(1)	(5)%
Total (MBoe/d)	138	131	7	5%

Oil revenue. Oil revenue decreased $209.5 million, or 21%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This was driven by lower realized oil prices that resulted in a decrease of $345.6 million (a decrease of 31% per Bbl), partially offset by a $136.1 million increase in sales volume (7 MBbls/d or 13%). The increase in sales volumes is primarily related to the Uinta Transaction, which contributed an additional 1,571 MBbls.

Natural gas revenue. Natural gas revenue decreased $136.4 million, or 39% in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This was driven by lower natural gas prices that resulted in a decrease of $134.7 million (a decrease of 39% per Mcf) and a $1.7 million decrease in sales volume (2 MMcf/d, or 1%). The decrease in sales volumes was primarily related the natural decline from our existing asset base of 4,860 MMcf, partially offset by the Uinta Transaction, which contributed an additional 4,569 MMcf.
NGL revenue. NGL revenue decreased $78.7 million, or 51%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This was driven primarily by lower realized NGL prices that resulted in a decrease of $72.1 million (a decrease of 49% per Bbl) and a $6.6 million decrease in sales volume (1 MBbls/d, or 5%). The decrease in sales volumes is primarily related to the natural decline from our existing asset base.

Midstream and other revenue. Midstream and other revenue decreased $0.3 million, or 1%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Expenses (in thousands):
Operating expense	$497,539	$474,952	$22,587	5%
Depreciation, depletion and amortization	306,387	230,592	75,795	33%
General and administrative expense	62,404	42,178	20,226	48%
Other operating costs	1,541	(3,048)	4,589	NM*
Total expenses	$867,871	$744,674	$123,197	17%
Selected expenses per Boe:
Operating expense	$19.95	$19.98	$(0.03)	—%
Depreciation, depletion and amortization	12.29	9.70	2.59	27%

* NM = Not meaningful.

Operating expense. Operating expense increased $22.6 million, or 5%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, driven primarily by the following factors:

(i)Lease and asset operating expense increased $47.0 million, or 20%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and increased $1.42 per Boe, or 14%, to $11.31 per Boe. This $47.0 million increase was driven primarily by higher production during the six months ended June 30, 2023, due in part to (i) the Uinta Transaction, which contributed $31.8 million to the increase, (ii) general inflationary costs across our assets and (iii) higher-cost residue gas purchases related to increased natural gas prices in the west coast pricing market. Higher cost residue gas was more than offset by higher realized pricing.
(ii)Gathering, transportation and marketing expense increased $12.4 million, or 14%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and increased $0.33 per Boe, or 9%, to $3.97 per Boe. This increase was driven primarily by higher production during the six months ended June 30, 2023, mainly due to production related to the Uinta Transaction in the current period of 2,335 MBoe.
(iii)Production and other taxes decreased $32.2 million, or 29%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022 and decreased $1.51 per Boe, or 32%, to $3.20 per Boe. This decrease was driven primarily by decreased oil and gas revenues and increased gathering, transportation and marketing expense, which decreased the tax base on which our production and other taxes are calculated.
(iv)Workover expense decreased $3.7 million, or 11%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and decreased $0.22 per Boe, or 15%, to $1.25 per Boe. This decrease was primarily caused by lower commodity prices and related reduced activity.
(v)Midstream and other operating expense decreased $0.9 million, or 14%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022 primarily due to decreased midstream operating expenses.

Depreciation, depletion and amortization. In the six months ended June 30, 2023, depreciation, depletion and amortization increased $75.8 million, or 33%, compared to the six months ended June 30, 2022, driven primarily by $50.9 million of additional depreciation, depletion and amortization due to the Uinta Transaction, partially offset by lower production in other areas.

General and administrative expense. General and administrative expense ("G&A") increased $20.2 million, or 48%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by (i) an increase in equity-based compensation expense of $14.7 million and (ii) higher recurring G&A including higher expense payable under the Management Agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us, due to an increase in public ownership of Class A Common Stock as a result of the share redemptions for our Class A Common Stock completed in 2023 and 2022. While the portion of Manager Compensation borne by us proportionately increased, there was no change to the full amount of Manager Compensation. While only the portion of Manager Compensation borne by us impacts our consolidated statements of operations, we include the full amount in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”). These increases were partially offset by $1.2 million in lower transaction and nonrecurring related expenses.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$23,021	$16,315	$6,706	41%
Transaction and nonrecurring expenses	4,227	5,393	(1,166)	(22)%
Equity-based compensation	35,156	20,470	14,686	72%
Total general and administrative expense	$62,404	$42,178	$20,226	48%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.92	$0.69	$0.23	33%
Transaction and nonrecurring expenses	0.17	0.23	(0.06)	(26)%
Equity-based compensation	1.41	0.86	0.55	64%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs increased by $4.6 million, compared to the six months ended June 30, 2022, primarily driven by a $5.0 million lower gain on sale of assets recognized during the six months ended June 30, 2023, partially offset by $0.4 million in lower exploration expenses.

Interest expense

In the six months ended June 30, 2023, we incurred interest expense of $60.4 million, as compared to $41.5 million in the six months ended June 30, 2022, a 46% increase. This increase was driven primarily by higher interest rates associated with the issuance of the 2028 Notes and our Revolving Credit Facility.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues. The following table presents total unrealized and realized gain (loss) on derivatives for the periods presented:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Gain (loss) on derivatives (in thousands):
Gain (loss) on commodity derivatives	$183,897	$(850,695)	$1,034,592	(122)%
Gain (loss) on derivatives	$183,897	$(850,695)	$1,034,592	(122)%

Our gains on commodity derivatives during the six months ended June 30, 2023 decreased $1,034.6 million, or 122%, from a loss of $850.7 million during the six months ended June 30, 2022 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the six months ended June 30, 2023 and June 30, 2022, we recognized income tax expense of $25.5 million and benefit of $3.9 million, respectively, for an effective tax rate of 7.5% and 3.1%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
(in thousands)
Net income (loss)	$313,085	$(124,109)	$437,194	(352)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	60,448	41,461
Income tax expense (benefit)	25,538	(3,927)
Depreciation, depletion and amortization	306,387	230,592
Exploration expense	1,541	1,939
Non-cash (gain) loss on derivatives	(239,702)	408,030
Non-cash equity-based compensation expense	35,156	20,470
(Gain) loss on sale of assets	—	(4,987)
Other (income) expense	(289)	1,802
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(16,735)	(20,128)
Transaction and nonrecurring expenses (1)	6,199	17,107
Settlement of acquired derivative contracts	(34,978)	(23,101)
Adjusted EBITDAX (non-GAAP)	$456,650	$545,149	$(88,499)	(16)%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash deferred financing cost amortization	(58,100)	(37,535)
Current income tax benefit (expense)	(1,381)	(7,976)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	128	(17,167)
Development of oil and natural gas properties	(349,814)	(278,868)
Levered Free Cash Flow (non-GAAP)	$47,483	$203,603	$(156,120)	(77%)

(1)Transaction and nonrecurring expenses of $6.2 million for the six months ended June 30, 2023 were primarily related to the Western Eagle Ford Acquisition and system integration expenses. Transaction and nonrecurring expenses of $17.1 million for the six months ended June 30, 2022 were primarily related to (i) legal, consulting, transition service agreement costs, related restructuring of acquired derivative contracts and other fees incurred for the Uinta Transaction and the Merger Transactions, (ii) severance costs subsequent to the Merger Transactions, (iii) merger integration costs and (iv) acquisition and debt transaction related costs.

Adjusted EBITDAX decreased by $88.5 million, or 16%, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by lower realized prices, partially offset by additional production and Adjusted EBITDAX generated by the Uinta Transaction post closing of the transaction in March 2022.

Levered Free Cash Flow decreased by $156.1 million, or 77%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by our decreased Adjusted EBITDAX, and $70.9 million of increased capital expenditures partially driven by additional reinvestment activities in the Uinta Basin following the close of the Uinta Transaction in March 2022.

Liquidity and capital resources

Our primary sources of liquidity are cash flow from operations, borrowings under a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the “Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto and opportunistic capital markets offerings. Our primary expected uses of capital are for dividends to shareholders, debt repayment, development of our existing assets and acquisitions.

Our development program is designed to prioritize the generation of meaningful free cash flow and attractive risk-adjusted returns and is inherently flexible, with the ability to scale our capital program as necessary to react to the existing market environment and ongoing asset performance. See “—Development program and capital budget” above for additional discussion of our capital program.

We plan to continue our practice of entering into economic hedging arrangements to reduce the impact of the near-term volatility of commodity prices and the resulting impact on our cash flow from operations. A key tenet of our focused risk management efforts is an active economic hedge strategy to mitigate near-term price volatility while maintaining long-term exposure to underlying commodity prices. Our commodity derivative program focuses on entering into forward commodity contracts when investment decisions regarding reinvestment in existing assets or new acquisitions are finalized, targeting economic hedges for a portion of expected production generated by the capital investment as well as adding incremental derivatives to our production base over time. Our active derivative program allows us to protect margins and corporate returns through commodity cycles.

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$2,253	$—
Long-term debt	1,331,555	1,247,558

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$423,556	$398,454
Net cash used in investing activities	(374,944)	(864,036)
Net cash provided by financing activities	12,045	394,613

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2023 increased by $25.1 million, or 6%, compared to the six months ended June 30, 2022 primarily due to working capital changes.
In addition, net cash provided by operating activity for the six months ended June 30, 2022 was impacted by a $52.0 million restructuring of certain oil commodity derivative contracts acquired in connection with the Uinta Transaction.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2023 decreased by $489.1 million, or 57%, compared to the six months ended June 30, 2022, primarily due to $612.4 million of additional acquisitions of oil and natural gas properties in 2022, driven by the Uinta Transaction, partially offset by an additional $142.9 million of cash development capital expenditures in 2023.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2023 was $12.0 million, driven by proceeds received from the issuance of the 2028 Notes and partially offset by $53.3 million in distributions to redeemable noncontrolling interests and $14.0 million in dividends to holders of our Class A Common Stock, which were in total $6.3 million lower than the related 2022 cash outflows. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily a result of our debt transactions used primarily to fund the Uinta Transaction.

Debt agreements

Senior Notes

In February 2023, we issued $400.0 million aggregate principal amount of 9.250% senior notes due 2028 (the "Original 2028 Notes," and, together with the New 2028 Notes, the "2028 Notes") at par. In July 2023, we issued $300 million of the New 2028 Notes. Both issuances of the 2028 Senior Notes are treated as a single series, will vote together as a single class, and have identical terms and conditions, other than the issue date and the issue price. The 2028 Notes bear interest at an annual rate of 9.250%, which is payable on February 15 and August 15 of each year and mature on February 15, 2028.

We may, at our option, redeem all or a portion of the 2028 Notes at any time on or after February 15, 2025 at certain redemption prices. In addition, prior to February 15, 2025, we may redeem some or all of the 2028 Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

In May 2021, we issued $500.0 million aggregate principal amount of 7.250% senior notes due 2026 (the "Original 2026 Notes") at par. In February 2022, we issued an additional $200.0 million aggregate principal amount of 7.250% senior notes due 2026 at 101% of par (the "Additional 2026 Notes" and, together with the Original 2026 Notes, the "2026 Notes"). Both issuances of the 2026 Senior Notes are treated as a single series, will vote together as a single class, and have identical terms and conditions, other than the issue date, the issue price and the first interest payment. The 2026 Notes bear interest at an annual rate of 7.25%, which is payable on May 1 and November 1 of each year and mature on May 1, 2026.

We may, at our option, redeem all or a portion of the 2026 Notes at any time at certain redemption prices.

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

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Energy Finance LLC entered into the Revolving Credit Facility. The Revolving Credit Facility matures on September 23, 2027. At June 30, 2023, we had $250.0 million of outstanding borrowings under the Revolving Credit Facility and $9.7 million in outstanding letters of credit. Our elected commitment amount was $1.3 billion and we had $1.0 billion of available borrowings under the Revolving Credit Facility as of June 30, 2023.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR")), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.50% per year. Our weighted average interest rate on loan amounts outstanding as of June 30, 2023 and December 31, 2022 was 7.46% and 6.98%, respectively.

The borrowing base under the Revolving Credit Facility was $2.0 billion as of June 30, 2023 and December 31, 2022.The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect. However, the terms of the Fifth Amendment to the Revolving Credit Facility provide for an exception to such automatic reduction in the case of issuances of senior unsecured notes in an aggregate principal amount less than $500 million prior to the fall 2023 borrowing base redetermination date, and accordingly we do not expect a borrowing base reduction in connection with the issuance of the New 2028 Notes.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At June 30, 2023, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

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

We expect to fund our approximate $575 million to $625 million 2023 capital program, excluding acquisitions through cash flow from operations. The amount and timing of capital expenditures on development of oil and natural gas properties is substantially within our control due to the held-by-production nature of our assets. We regularly review our capital expenditures throughout the year and could choose to adjust our investments based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes, the related standardized measure and conversions of proved undeveloped volumes to proved developed volumes. These risks could materially affect our business, financial condition and results of operations.

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Total development of oil and natural gas properties	$349,814	$278,868
Change in accruals or other non-cash adjustments	33,426	(38,512)
Cash used in development of oil and natural gas properties	383,240	240,356
Cash used in acquisition of oil and natural gas properties	14,996	627,390
Non-cash acquisition of oil and natural gas properties	—	—
Total expenditures on acquisition and development of oil and natural gas properties	$398,236	$867,746

Our development of oil and natural gas properties was higher during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in our development is related to the timing of development activity and additional reinvestment activities following the close of the Uinta Transaction in March 2022. We used cash of $15.0 million in the six months ended June 30, 2023 for the acquisition of oil and natural gas properties, as compared to $627.4 million in 2022, primarily related to the Uinta Transaction (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures in Part I, Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of June 30, 2023, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends of $0.29 per share of our Class A Common Stock to shareholders during the six months ended June 30, 2023.

On August 9, 2023, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2023. The quarterly dividend is payable on September 6, 2023 to shareholders of record as of the close of business on August 23, 2023. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2022 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of June 30, 2023.

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

As of June 30, 2023, our derivative portfolio had an aggregate notional value of approximately $1.5 billion, and the fair market value of our commodity derivative contracts was a net liability of $87.2 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at June 30, 2023, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $140.3 million. If prices decreased by 10%, our derivative position would change by approximately $133.9 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At June 30, 2023, we had $250.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $1.3 million increase or decrease in interest expense on our variable rate debt outstanding for the six months ended June 30, 2023.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are a number of risks that we believe are applicable to our business and the oil and gas industry in which we operate. These risks are described elsewhere in this report or our other filings with the SEC, including the section entitled “Item 1A. Risk Factors” beginning on page 37 in our Annual Report. If any of the risks and uncertainties described within our Annual Report or elsewhere in this Quarterly Report actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.6
Fifth Supplemental Indenture, dated as of October 12, 2022, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2022).

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

4.9
First Supplemental Indenture, dated as of July 20, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2023).

10.1
Fifth Amendment to Credit Agreement, dated July 3, 2023, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2023).

10.2
First Amendment to the Crescent Energy Company 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2023).

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

CRESCENT ENERGY COMPANY
(Registrant)

August 9, 2023	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

August 9, 2023	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)