Form 10-K
period 2023-12-31
Crescent Energy Co
filed 2024-03-04
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

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

The aggregate market value of Class A common stock outstanding held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $10.42 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $395.0 million.

As of February 29, 2024, there were approximately 91,608,800 and 88,048,124 shares of the registrant's Class A and Class B common stock outstanding, respectively.

Where You Can Find More Information

Crescent Energy Company ("we," "us," or the "Company") files annual, quarterly and current reports with the SEC. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company.

Investors can also access financial and other information via our website at www.crescentenergyco.com. The Company makes available, free of charge through the website, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports, our sustainability reports and all reports filed by executive officers and directors under Section 16 of the Exchange Act reporting transactions in the Company's securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, in publicly accessible conferences and investor presentations, and through its website. Crescent Energy Company's website also can be used to access copies of charters for its board committees, including the Nominating & Governance Committee, Compensation Committee and Audit Committee, and governance documents, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, free of charge. Information contained on or connected to our website which is not directly incorporated by reference into this Annual Report on Form 10-K (this "Annual Report") should not be considered part of this report or any other filing made with the SEC.

You may request a copy of filings other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Crescent Energy Company, 600 Travis Street, Suite 7200, Houston, TX 77002 (telephone number: 713-337-4600).

Cautionary Statement Regarding Forward-Looking Statements

The information in this Annual Report contains or incorporates by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, natural gas and natural gas liquids (“NGL”) production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, upcoming elections and associated political volatility, continued hostilities in the Middle East, including the Israel-Hamas conflict, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
•general economic conditions, including the impact of inflation, elevated interest rates and associated changes in monetary policy;
•the impact of central bank policy actions and disruptions in the banking industry and capital markets;
•the severity and duration of public health crises and any resultant impact on governmental actions, commodity prices, supply and demand considerations, and storage capacity;
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
•shortages of equipment, supplies, services and qualified personnel and increased costs for such equipment, supplies, services and personnel, including any delays and/or supply chain disruptions due to increased hostilities in the Middle East;
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
•risks relating to managing our growth, particularly in connection with the integration of significant acquisitions; including the Western Eagle Ford Assets;
•risks related to the Western Eagle Ford Acquisitions (as defined herein), including the risk that we may fail to realize the expected benefits of the Western Eagle Ford Acquisitions;
•our ability to successfully execute our growth strategies;

•impact of environmental, occupational health and safety, and other governmental regulations, and of current or pending legislation that may negatively impact the future production of oil and natural gas or drive the substitution of renewable forms of energy for oil and natural gas;
•federal and state regulations and laws, including the Inflation Reduction Act of 2022 (the "IRA 2022");
•our ability to predict and manage the effects of actions of OPEC and agreements to set and maintain production levels, including as a result of recent production cuts by OPEC, which may be exacerbated by the increased hostilities in the Middle East;
•information technology failures or cyberattacks;
•changes in tax laws;
•effects of competition; and
•seasonal weather conditions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability and cost of drilling and production equipment and services, project construction delays, environmental risks, drilling and other operating risks, lack of availability or capacity of midstream gathering and transportation infrastructure, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, including restrictions due to elevated interest rates, the timing of development expenditures and the other risks described under “Risk Factors.”

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
•The unavailability or high cost of equipment, supplies, personnel and oilfield services, due to commodity price volatility or supply constraints as a result of the conflict in Ukraine, Hamas' attack against Israel, elevated interest rates and associated policies of the Federal Reserve or otherwise could adversely affect our ability to execute development and exploitation plans on a timely basis and within budget, and consequently could materially and adversely affect our anticipated cash flow.
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
•We have consolidated our business over time through acquisitions, and there are risks associated with integration of all of these assets, operations and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt its business and hinder its ability to grow.
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
•Events beyond our control, including any future global or domestic health crisis, may result in unexpected adverse operating and financial results.

Risks related to regulatory matters

•The IRA 2022 could accelerate the transition to a low carbon economy and will impose new costs on our operations.
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
•Our only principal asset is our interest in OpCo; accordingly, we will depend on distributions and other payments from OpCo to pay taxes, make payments under the Management Agreement and cover our corporate and other overhead expenses.

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

•Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
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
•Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our business, results of operations, financial condition and cash flows.

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

“SEC” means the United States Securities and Exchange Commission.

“SEC Pricing” means the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning January 1, 2023 and ending December 1, 2023, adjusted by lease for market differentials (quality, transportation, fees, energy content, and regional price differentials). The SEC provides a complete definition of prices in “Modernization of Oil and Gas Reporting” (Final Rule, Release Nos. 33-8995; 34-59192).

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

Items 1 and 2. Business and Properties

Business Overview

We are a differentiated U.S. energy company committed to delivering value for shareholders through a disciplined growth through acquisition strategy and consistent return of capital. Our portfolio of low-decline, cash-flow oriented assets comprises both mid-cycle unconventional and conventional assets with a long reserve life and deep inventory of low-risk, high-return development locations in the Eagle Ford and Uinta basins.

Our leadership is an experienced team of investment, financial and industry professionals that combines proven investment and operating expertise. For more than a decade, Crescent and its predecessors have executed on a consistent growth through acquisition strategy focused on cash flow, risk management and returns. Our Class A Common Stock trades on the NYSE under the symbol “CRGY.”

Our free cash flow-focused portfolio includes a balanced set of oil and natural gas assets in proven onshore U.S. basins with substantial existing production, a low decline rate and an acreage position that is 96% held by production as of December 31, 2023. As a result of this overall low decline profile, we require relatively minimal capital expenditures to maintain our production and cash flows. We have a robust inventory of attractive operated undeveloped locations, providing for optimal flexibility to maintain or grow our production base. While many operators in our industry have historically focused on the capital intensive pursuit of high production growth rates, our management team has a track record of selectively acquiring cash flow oriented assets, operating them more profitably and making disciplined, returns focused reinvestment decisions to drive free cash flow generation. Our portfolio is enhanced and complemented by our additional interests in mineral acreage and midstream infrastructure, which provide operational benefits and enhance our cash flow margins.

We have built a substantial portfolio of reserves, production, and cash flows and reinvestment opportunities. Our portfolio of assets:
•at December 31, 2023 consisted of 548.2 net MMBoe of proved reserves, of which approximately 64% were liquids, reflecting $5.3 billion in Standardized Measure and $5.6 billion and $4.4 billion, respectively, in net proved and net proved developed ("PD") present value discounted at a 10% discount rate;

•during the year ended December 31, 2023 produced 149 net MBoe/d; and

•during the year ended December 31, 2023, generated $322.0 million of net income, $935.8 million of net cash provided by operating activities, $1,022.7 million of Adjusted EBITDAX and $310.2 million of levered free cash flow;

See “—Non-GAAP financial measures” and "—Results of Operations" in "Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for definitions of Adjusted EBITDAX and Levered Free Cash Flow and reconciliations to the nearest comparable GAAP metrics.

The following diagram displays our simplified ownership structure as of December 31, 2023:

Free cash flow-focused portfolio

Our asset base, which is primarily located in Texas and the Rockies, includes oil and natural gas assets in key proven onshore U.S. basins, and is composed of producing properties with substantial production and hedged cash flow that are complemented by an extensive inventory of reinvestment opportunities across our undeveloped acreage. While many of our peers have historically outspent their cash flows in pursuit of production growth and left themselves particularly vulnerable to declines in commodity prices, we have an average reinvestment rate of approximately 45% of Adjusted EBITDAX since 2019.

Low-decline production base

Our PDP reserves as of December 31, 2023 have estimated average five-year and ten-year annual decline rates of approximately 13% and 12%, respectively, and an estimated 2024 PDP decline rate of 19%, based on forecasts used in our reserve reports. As a result of this low decline profile, we require relatively minimal capital expenditures to maintain our production and cash flows. Our properties located in the Eagle Ford and Rockies represent approximately 76% of our proved reserves as of December 31, 2023, and provide us with diversification from both a regional location and commodity price perspective, which provides us certain downside protection as it relates to commodity-specific pressures, isolated infrastructure constraints or severe weather events. Our Standardized Measure totaled $5.3 billion as of December 31, 2023. The table below illustrates the aggregate leasehold acreage positions, reserve volumes and weighted average decline profiles associated with our proved assets as of December 31, 2023.

	Net Acres	Net Proved Reserves (1)	% Oil & Liquids (1)	Net PD Reserves (1)	2023 Total Net Production	Net Proved PV-10 (1)(2)	Net PD PV-10 (1)(2)
Operating Area
	(M)	(MMBoe)		(MMBoe)	(MBoe)	(MM)	(MM)
Eagle Ford	231	262	73%	187	16,191	$2,941	$2,175
Rockies	434	153	62%	121	23,051	1,701	1,313
Other	661	133	49%	128	15,291	924	887
Total	1,326	548	64%	436	54,533	$5,566	$4,375

(1)Our reserves and present value (discounted at ten percent, or PV-10) were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For oil and NGL volumes, the average WTI posted price of $78.22 per barrel as of December 31, 2023, was adjusted for items such as gravity, quality, local conditions, gathering, transportation fees and distance from market. For natural gas volumes, the average Henry Hub Index spot price of $2.64 per MMBtu as of December 31, 2023, was similarly adjusted for items such as quality, local conditions, gathering, transportation fees and distance from market. All prices are held constant throughout the lives of the properties. The average adjusted product prices over the remaining lives of the properties are $74.71 per barrel of oil, $2.36 per Mcf of natural gas and $27.33 per barrel of NGLs.
(2)Reflects the Net Proved and Net PD present values reflected in our proved reserve estimates as of December 31, 2023. PV-10 is not a financial measure prepared in accordance with GAAP because it does not include the effects of income taxes on future revenues. Our Standardized Measure was $5.3 billion as of December 31, 2023. See “Oil, natural gas and NGL reserve data” for additional discussion.

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

Pursuant to the Management Agreement, the Manager has agreed to provide us with management services, including our full executive and corporate management teams, and other assistance, including with respect to strategic planning, risk management, identifying and screening potential acquisitions, identifying and analyzing sustainability-related issues and providing such other assistance as we may require.

Through our integration with the KKR Group’s global platform, we believe that we benefit from: the power of the “KKR Brand;” KKR Capstone, which creates value by assisting with due diligence and identifying and delivering sustainable operational performance improvements within the KKR Group’s portfolio companies; KKR Global Macro and Asset Allocation, which assists with assessing the impact of macroeconomic factors on potential investments and helps identify market opportunities; KKR Capital Markets LLC ("KCM"), which assists with optimizing the capital structure of investments and underwrites and arranges debt, equity and other forms of financing for both KKR portfolio companies and independent clients, and KKR Public Affairs, which, together with the KKR Global Institute, provides insight into sustainability, regulatory, geopolitical, and reputational issues, including experience working with key stakeholders, such as labor unions, industry and trade associations and non-governmental organizations.

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

•The Manager shall ensure that at least 70% of any investment amounts related to upstream oil and gas opportunities are allocated to us. Follow-on investment amounts will be generally allocated between us and EIGF II in proportion to the relative amount such vehicle initially invested in the applicable investment.

•From time to time, investment opportunities outside of upstream oil and gas assets may arise that are suitable for investment by us, on the one hand, and by EIGF II (and any successor fund) or other KKR Funds, on the other that are (A) engaged in an investment strategy that is materially different from us (such as distressed debt or special situations investment vehicles) and (B) have pre-existing defined allocation rights pursuant to KKR’s allocation policies or contractual undertakings agreed with the investors in such other KKR Funds. In such cases, we may elect to co-invest alongside EIGF II and/or such other KKR Funds in such investments, in which case KKR will allocate such investment opportunities among us, on the one hand, and EIGF II and/or such other KKR Funds, on the other hand, in a manner consistent with the priority investment rights of such KKR Funds, taking into account such factors as KKR deems appropriate. We shall have no obligation to make any such co-investment.

•As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive:

(i) compensation from us equal to $28.3 million per annum (calculated based on our pro rata portion of an annual $55.5 million fee (the “Management Compensation”) based on our relative ownership of OpCo), which is included in General and administrative expenses on our combined and consolidated statements of operations. As our business and assets expand, the Management Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of primary equity securities by us (including in connection with acquisitions) and increased by $2.2 million during the year ended December 31, 2023 in conjunction with our Equity Issuance (as defined below). However, incremental Management Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units.

We expect our ownership percentage of OpCo will increase over time through the exchange of OpCo Units into shares of our Class A Common Stock or the issuance of additional shares of Class A Common Stock. As this occurs, the portion of the Management Compensation borne by us will increase from $28.3 million up to, in the situation in which we own all of the interests in OpCo, the total Management Compensation. While only the portion borne by us impacts our combined and consolidated statements of operations, we include the full Management Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the delta between the Management Compensation and the amount borne by us is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to the management fee”).

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

•The Management Agreement has an initial three-year term (ending December 7, 2024), with automatic three-year renewals thereafter.

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

Properties

Summary of our assets

Leasehold acreage
Our portfolio includes low-decline oil and natural gas assets in proven regions across the United States, including in the Eagle Ford and Rockies. In addition to this geographic diversity, we believe that our portfolio of leasehold acreage is enhanced and complemented by our additional interests in mineral acreage and midstream infrastructure. We had leasehold interests in an aggregate of 1.3 million net acres as of December 31, 2023, 1.1 million of which we were designated as operator. We are responsible for our pro rata share of capital expenditures and lease operating expenses for the operated and non-operated working interests within our leasehold acreage based on our percentage working interest and we are entitled to revenues derived from such interest based on our net revenue interest, which generally equals our working interest in such property less any royalties and production payments and any overriding royalty and net profits interests burdening the property.

Mineral and royalty interests
In addition to our leasehold acreage, we own mineral and royalty interests. As of December 31, 2023, we owned mineral interests in 175 thousand gross acres and an overriding royalty interest in 126 thousand gross acres, both operated by large, well-capitalized oil and natural gas companies primarily in the Eagle Ford, Marcellus, Utica and Rockies. On our mineral acreage, all of which we have leased to other operators, we have typically retained a royalty interest, which is a cost-free percentage of production revenue that expires upon termination of the lease, at which time the entire mineral interest reverts to us. These interests entitle us to receive a royalty and overriding royalty interest on all production from such acreage with no additional future capital or operating costs required.

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
•a 66.7% interest in the Cherokee Water Gathering System, an approximately 200-mile produced water pipeline in Oklahoma.

Our operating areas
Our operating areas include the Eagle Ford and Rockies. The below table describes the net acreage, net productive wells, production and proved reserve amounts for each of our geographic areas for the year ended and as of December 31, 2023:

Geographic Area	Net Acres	Net Productive Wells	2023 Production	Proved Reserves
	(M)		(MBoe)	(MBoe)
Eagle Ford	231	1,620	16,191	261,920
Rockies	434	1,640	23,051	152,563
Other Basins	661	3,598	15,291	133,683

Oil, natural gas and NGL reserve data

The following table summarizes our estimated net proved reserves as of December 31, 2023 based on an evaluation prepared in accordance with SEC Pricing, including the provisions of the SEC rule regarding reserve estimation regarding a historical twelve month pricing average applied prospectively.

	As of December 31,
	2023 (1)	2022 (1)
Net Proved Reserves:
Oil (MBbls)	250,465	243,082
Natural gas (MMcf)	1,176,416	1,506,535
NGLs (MBbls)	101,632	78,621
Total Proved Reserves (MBoe)	548,166	572,793
Standardized Measure (millions) (2)	$5,289	$9,135
PV-0 (millions) (2)	$9,656	$17,170
PV-10 (millions) (2)	$5,566	$9,602
Net Proved Developed Reserves:
Oil (MBbls)	176,546	160,113
Natural gas (MMcf)	1,032,578	1,398,770
NGLs (MBbls)	87,316	66,803
Total Proved Developed Reserves (MBoe)	435,958	460,046
PV-0 (millions) (2)	$7,010	$12,330
PV-10 (millions) (2)	$4,375	$7,132
Net Proved Undeveloped Reserves:
Oil (MBbls)	73,919	82,969
Natural gas (MMcf)	143,838	107,765
NGLs (MBbls)	14,316	11,818
Total Proved Undeveloped Reserves (MBoe)	112,208	112,747
PV-0 (millions) (2)	$2,646	$4,840
PV-10 (millions) (2)	$1,191	$2,470

(1)Our reserves and present value (discounted at ten percent, or PV-10) were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For oil and NGL volumes, the average WTI posted price of $78.22 per barrel and $93.67 per barrel as of December 31, 2023 and 2022, was adjusted for items such as gravity, quality, local conditions, gathering, transportation fees and distance from market. For natural gas volumes, the average Henry Hub Index spot price of $2.64 per MMBtu and $6.36 per MMBtu as of December 31, 2023 and 2022, was similarly adjusted for items such as quality, local conditions, gathering, transportation fees and distance from market. All prices are held constant throughout the lives of the properties. The average adjusted product prices over the remaining lives of the properties are $74.71 per barrel of oil, $2.36 per Mcf of natural gas and $27.33 per barrel of NGLs as of December 31, 2023. The average adjusted product prices over the remaining lives of the properties were $89.87 per barrel of oil, $5.80 per Mcf of natural gas and $37.98 per barrel of NGLs as of December 31, 2022.
(2)Present value (discounted at PV-0 and PV-10) is not a financial measure calculated in accordance with GAAP because it does not include the effects of income taxes on future net revenues. None of PV-0, PV-10 and Standardized Measure represent an estimate of the fair market value of our oil and natural gas properties. Our PV-0 measurement does not provide a discount rate to estimated future cash flows. PV-0 therefore does not reflect the risk associated with future cash flow projections like PV-10 does. PV-0 should therefore only be evaluated in connection with an evaluation of our PV-10 and Standardized Measure. We believe that the presentation of PV-0 and PV-10 is relevant and useful to its investors as supplemental disclosure to the Standardized Measure because they present future net cash flows attributable to our reserves prior to taking into account future income taxes and our current tax structure. The PV-0 and PV-10 income tax amounts included in the Standardized Measure but not included in PV-0 and PV-10 were $410.7 million and $276.8 million, respectively. We and others in our industry use PV-0 and PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. Investors should be cautioned that none of PV-0, PV-10 and Standardized Measure represent an estimate of the fair market value of our proved reserves.

Preparation of reserve estimates

Our reserve estimates as of December 31, 2023 are primarily based on evaluations prepared by Ryder Scott Company, L.P., with respect to 98% of our total proved reserves, with the remaining 2% prepared by our internal technical staff. Our Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources. Our reserve estimation process is a collaborative effort coordinated by the reserve leads at each of our operating subsidiaries, who are petroleum reserve experts with an average of 19 years of reservoir and operations experience per person. This process is overseen by our Director of Corporate Reserves, who has over 17 years of experience in the estimation and evaluation of petroleum reserves. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs to formulate our reserves estimates. The preparation of our proved reserve estimates is completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

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

The technical person responsible for preparing our reserves estimates at December 31, 2023 from Ryder Scott Company, L.P. has over 25 years of industry experience.

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

Proved undeveloped reserves (PUDs)

Our PUDs will be converted from undeveloped to developed as the applicable wells have been drilled or completed and have minimal capital remaining to bring the well onto production. The changes to our PUDs that occurred during the year are summarized in the table below:

2023
(MBoe)
Balance at December 31, 2022	112,747
Purchases of reserves in place	31,727
Extensions and discoveries	—
Revisions of previous estimates	(6,393)
Sales of reserves in place	(5,295)
Transfers to proved developed	(20,578)
Balance at December 31, 2023	112,208

Purchases of reserves in place of 31.7 MMBoe during the year ended December 31, 2023 primarily relate to PUD locations added as part of the Western Eagle Ford Acquisitions. Revisions of previous estimates during the year ended December 31, 2023 were primarily due to changes in the drill plan largely attributed to the removal of 7 MMBoe of certain Permian basin PUD locations in Pecos County from our five-year development plan. As a result of Crescent’s recent acquisitions in both the Eagle Ford and the Uinta basins, we anticipate the go forward capital program will be largely focused in these two regions. Additionally, during the year ended December 31, 2023, we spent $301.8 million to convert 20.6 MMBoe to proved developed reserves.

All such PUD reserves are scheduled to be developed within five years from their booking date. The PUD reserves are spread across multiple assets in Texas, Utah and Wyoming. Our PUD reserves represent only reserves that are scheduled, based on such plan, to be developed within five years from the date such locations were initially disclosed as PUDs; however, our five-year development plan may not contemplate an uniform (i.e., 20% per year) conversion of PUD reserves. At December 31, 2023, we estimate that our future development costs relating to the development of PUD reserves are $494 million in 2024, $530 million in 2025 and $548 million in 2026, $148 million in 2027 and $67 million in 2028. We believe cash flow from operations and availability under the Revolving Credit Facility will be sufficient to cover these estimated future development costs.

Oil, natural gas and NGL production prices and operating costs

Production and price history

The following table sets forth production, price and cost data for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
Net Production:
Eagle Ford:
Oil (MBbls)	8,924	6,212	5,107
Natural gas (MMcf)	23,464	15,154	14,871
NGLs (MBbls)	3,356	1,712	1,818
Total (MBoe)	16,191	10,450	9,404
Average daily production (MBoe/d)	44	29	26
Rockies:
Oil (MBbls)	12,270	11,650	6,088
Natural gas (MMcf)	53,691	53,509	17,560
NGLs (MBbls)	1,832	1,870	1,968
Total (MBoe)	23,051	22,438	10,982
Average daily production (MBoe/d)	63	61	30
Total:
Oil (MBbls)	24,287	21,865	13,237
Natural gas (MMcf)	130,629	128,470	89,455
NGLs (MBbls)	8,475	7,110	6,099
Total (MBoe)	54,533	50,387	34,245
Average daily production (MBoe/d)	149	138	94
Average Realized Prices (before effects of derivatives):
Eagle Ford:
Oil (per Bbl)	$75.03	$94.87	$65.93
Natural gas (per Mcf)	$2.27	$6.30	$5.35
NGLs (per Bbl)	$25.75	$39.42	$32.01
Rockies:
Oil (per Bbl)	$68.91	$85.85	$66.91
Natural gas (per Mcf)	$3.68	$5.75	$4.44
NGLs (per Bbl)	$24.02	$41.03	$33.20
Total:
Oil (per Bbl)	$72.09	$90.06	$66.71
Natural gas (per Mcf)	$2.84	$5.97	$3.96
NGLs (per Bbl)	$22.76	$37.72	$30.42
Average Production Costs per Boe:
Eagle Ford	$18.76	$19.81	$18.79
Rockies	$19.58	$19.61	$23.98
Total	$19.04	$19.84	$17.41

Wells

The following table sets forth information regarding our productive wells as of December 31, 2023:

	Working Interest Assets			Mineral and Royalty Interests
	Gross	Net	Average Working Interest	Gross	Net	Average Net Revenue Interest
Natural gas	3,554	2,085.0	59%	1,256	23.4	2%
Oil	9,073	4,720.4	52%	3,084	29.0	1%
Total	12,627	6,805.4	54%	4,340	52.4	1%

Leasehold acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2023.

	Gross	Net
Developed Acres	2,301,623	1,255,583
Undeveloped Acres	110,218	70,077
Total Net Acres	2,411,841	1,325,660

Mineral Acres	174,743	55,126

Undeveloped acreage expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2023 that will expire in 2024, 2025, 2026 and 2027 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

	2024	2025	2026	2027
Net undeveloped acres	6,813	7,649	3,068	876

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

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Operated Development Wells:
Productive (1)	69	57.7	51	47.8	2	1.9
Dry holes	—	—	—	—	—	—
Total Development	69	57.7	51	47.8	2	1.9
Operated Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total Exploratory	—	—	—	—	—	—
Total Operated Wells:
Productive	69	57.7	51	47.8	2	1.9

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Dry holes	—	—	—	—	—	—
Total	69	57.7	51	47.8	2	1.9

(1)For properties acquired during the year ended December 31, 2023, the amounts presented only include wells that were completed after the closing date of the acquisition.
As of December 31, 2023, we were not a party to any long-term drilling rig contracts. The following table provides our wells in progress, as well as the various stages of such progress, at December 31, 2023.

	Gross	Net
Well Status:
Drilling	3	2.4
Waiting on completion	31	27.4
Being completed, not producing	4	3.2

Delivery commitments

We are party to various long-term agreements that require us to physically deliver crude oil and natural gas. These delivery commitments require us to deliver 8,938 MMBoe in 2024 and 6,219 MMBoe thereafter. These commitments are contracted marketing and gathering arrangements that require delivery of a fixed and determinable quantity of crude oil, natural gas, or NGLs in the future. We believe that our current production and reserves are sufficient to satisfy the majority of these commitments and alternatively we could purchase sufficient volumes of oil, natural gas and NGL in the market at prevailing index-related prices to satisfy the commitments, if needed. We incurred shortfalls related to some of our gathering and transportation commitments and as a result paid $15.6 million, $4.5 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, we sold oil and natural gas production representing 10% or more of total revenues to the following purchasers:

	Year Ended December 31,
	2023	2022	2021
Shell Trading US Company	18.3%	20.8%	18.3%
ConocoPhillips	*	15.1%	*

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

Human Capital Measures

Employees

We manage our operations through (i) management and corporate-level services provided by the Manager and (ii) asset-level services and operations provided by our approximately 904 employees that dedicate all or substantially all of their time to our business. We hire independent contractors on an as-needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

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

Community & social engagement

We are committed to supporting and giving back to the communities in which we operate and live. We recognize the link between local communities, the success of our employees and, ultimately, the success of our business.

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

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC. The EP Act of 2005 also provided FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. In January 2024, the maximum penalty increased to $1,544,521 per violation per day to account for inflation. The civil penalty provisions are applicable to entities that engage in the sale and transportation of natural gas for resale in interstate commerce.

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

We own an interstate liquids pipeline through a consolidated subsidiary that is considered a common carrier pipeline subject to regulation by FERC under the ICA. Unless we obtain a waiver of the applicable provisions, the ICA requires that we maintain tariffs on file with FERC for interstate movements of liquids on our pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires that tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, be just and reasonable and non-discriminatory. Many FERC-regulated liquids pipelines, including ours, use the FERC indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances. For those pipelines that use the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the FERC reduced the oil pricing index factor for oil pipelines to use for the current five-year period. As a result, the ceiling levels computed for July 1, 2021 to June 30, 2022, as well as the ceiling levels for the period July 1, 2022, to June 30, 2023, and the resulting rates currently in effect for our pipelines, were recomputed to account for the appropriate index factor. FERC denied rehearing of the January 20 order on May 6, 2022. Certain parties have now appealed the January 20 and May 6 FERC orders, and the appeals remain pending before the DC Circuit.

From time to time, we might enter into arrangements to transport liquids on an affiliated ICA-jurisdictional pipeline, and FERC may more heavily scrutinize agreements between ICA jurisdictional pipelines and their affiliates. On December 15, 2022, FERC issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service seeking comments on a new framework for FERC to analyze agreements between an ICA-jurisdictional pipeline and an affiliated shipper. Under the Proposed Policy Statement, if following an open season, the only shipper agreeing to the noticed service is an affiliate of the pipeline, then FERC would presume the contract is unduly discriminatory and not just and reasonable and require the affiliates to rebut that presumption with additional evidence supporting the justness and reasonableness of the agreement. Comments on the Proposed Policy Statement are due in the spring of 2023. Notices of proposed policy statements are not final rules and FERC’s determination regarding changes to current practices are not required to be completed within a specific timeframe or at all. Additionally, on December 16, 2022, FERC issued an order in FERC Docket No. OR17-2-001 that clarified FERC’s rules and practices enforcing the ICA’s prohibition on certain transactions on ICA jurisdictional pipelines and affiliated shippers. Under FERC’s recent clarification of the ICA, FERC also will scrutinize transactions between jurisdictional pipelines and affiliated shippers to ensure a common parent company is not subsidizing transportation service on the pipeline. FERC’s treatment of contracts between affiliates on ICA jurisdictional pipelines has been changing in recent years, and it is difficult to predict the level and type of scrutiny that will be applied in the future and the extent to which affiliate contracts may be limited.

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical and financial sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by FERC under the EP Act of 2005 and under the Commodity Exchange Act (“CEA”), and regulations promulgated thereunder enforced by the CFTC. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity as well as certain disruptive trading practices. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1,450,040 (adjusted annually for inflation) or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

Further, the FTC has the authority under the Federal Trade Commission Act (“FTCA”) and the Energy Independence and Security Act of 2007 (“EISA”) to regulate wholesale petroleum markets. The FTC has adopted anti-market manipulation rules, including prohibiting fraud and deceit in connection with the purchase or sale of certain petroleum products, and prohibiting omissions of material information which distort or are likely to distort market conditions for such products. In addition to other enforcement powers it has under the FTCA, the FTC can sue violators under EISA and request that a court impose fines of approximately $1,472,546 (adjusted annually for inflation) per violation per day.

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

Water discharges

The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including spills and leaks of oil and other natural gas wastes, into or near waters of the United States or state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The discharge of dredge and fill material into regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of these regulated waters has been subject to controversy in recent years. In January 2023, the agencies published a final rule defining “waters of the United States” according to the broader pre-2015 standards, with updates to incorporate existing Supreme Court decisions and agency guidance. However, this rule was subsequently enjoined in 27 states. Additionally, the Supreme Court of the United States released their opinion in Sackett v. EPA, which adopted the “continuous surface connection” test to determine if wetlands are water of the United States. The Agencies published a September 2023 rule to incorporate this decision, but did not define the term “continuous surface connection.” Due to the injunction, implementation of the rule is currently split by jurisdiction. In the 27 states subject to the injunction, the agencies are interpreting “waters of the United States” consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision. In the remaining 23 states, the agencies are implementing the September 2023 rule. However, it is currently unclear how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent any judicial ruling or administrative rulemaking or other action further expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits, including for dredge and fill activities in wetland areas.

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

State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, the EPA has adopted new rules under the CAA that require the reduction of volatile organic compound (“VOC”) and methane emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In addition, the regulations place new requirements to detect and repair VOC and methane at certain well sites and compressor stations. Additionally, in December 2023, the EPA issued a final rule that established OOOOb as a more stringent new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Under the final rule, owners or operators of affected emission units or processes will have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The final rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. However, it is likely that these requirements will be subject to legal challenges. Failure to comply with these new methane rules may result in substantial fines and penalties for non-compliance, as well as injunctive relief. Separately, in August 2022, the IRA 2022 was signed into law, which amends the CAA to establish the first ever federal fee on methane emissions from sources required to report their GHG emissions to the EPA, including certain oil and gas operations. The methane emissions charge will start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and subsequent years. Calculation of the methane fee is based on certain thresholds established in the IRA 2022. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas projects and increase our costs of development, which costs could be significant.

Climate change

Climate change continues to attract considerable public and scientific attention. As a result, our operations as well as the operations in which we have a working interest but are not the operator are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHG. At the federal level, no comprehensive climate change law or regulation has been implemented to date, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. For example, the IRA 2022, in addition to the methane fee discussed above, appropriates significant federal funding for renewable energy initiatives. The EPA has also adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, and together with DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to controversy in recent years. For more information, see “Part I., Items 1 and 2. Business and Properties—Legislative and regulatory environment—Air emissions.”

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, California, through CARB has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented LCFS and associated tradable credits that require a progressively lower carbon intensity of the state’s fuel supply than baseline gasoline and diesel fuels. Such programs work alongside increased regulation by California seeking to reduce both the supply and demand for fossil fuels in the state, to include, for example, the phasing out of the sale of vehicles with internal combustion engines. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado. Colorado has begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In January 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conversation Commission) released draft rules that, if finalized as proposed, would require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The draft rules would also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas.

Internationally, the United Nations-sponsored Paris Agreement requires member states to individually determine and submit non-binding emission reduction targets every five years after 2020. Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the agreement and, in April 2021, announced a target of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. At the 27th Conference to the Parties on the UN Framework Convention on Climate Change ("COP27") in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The US also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties (“COP28”), the parties entered into an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the production and use of fossil fuels. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27 or COP28, there can be no guarantees that countries will not seek to implement such a phase out in the future. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by the recently elected administration. These have included promises to limit emissions and curtail the production of oil and gas on federal lands, such as through the cessation of leasing public land for hydrocarbon development. For example, President Biden has issued several executive orders focused on addressing climate change, including items that may impact our costs to produce, or demand for, oil and gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. The Biden Administration is also considering revisions to the leasing and permitting programs for oil and gas development on federal lands. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorizations. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate guards against health risks are in place. Litigation risks are also increasing, as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, in late 2020, the Federal Reserve announced that it had joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In September 2022, the Federal Reserve announced that six of the U.S.’ largest banks would participate in a pilot climate scenario analysis to enhance the ability of firms and supervisors to measure and manage climate-related risk. Taking place throughout 2023, the pilot exercise is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC has proposed rules requiring climate disclosures from registrants, including data on Scope 1 and 2 GHG emissions and, in some cases, Scope 3, as well as a registrant’s climate-related business strategy. A final rule is expected to be released in 2024. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. Similarly, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. Both laws are vague and potentially overbroad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures (“TCFD”) recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s (“ISSB”) climate-relate disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026. California also recently passed the Voluntary Carbon Market Disclosures Act, which places disclosure obligations on companies that purchase or use voluntary carbon offsets and make “net zero”, “carbon neutral”, or similar claims. This law took effect at the beginning of 2024, but does not specify when a company’s first disclosures are required, though the bill’s sponsor has stated that the intent is for the law to be enforced beginning January 1, 2025. Currently, the ultimate impact of these laws on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for the CCDAA and CRFRA, and there is potential for legal challenges to be filed with respect to the scope of the laws—but, absent clarification or revisions to the law, alongside the SEC proposed rule, finalization and implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Separately, the Biden Administration may also pursue further restriction of hydraulic fracturing and other oil and gas development on federal lands. For example, on January 27, 2021, President Biden issued an executive order that suspended the issuance of new leases for oil and gas development on public lands, but not on existing operations under valid leases or on tribal lands that the federal government merely holds in trust, pending completion of a comprehensive review and reconsideration of the federal oil and natural gas permitting and leasing practices. In response to this, in November 2021, the DOI released a report on the federal oil and gas leasing program that included several recommendations for how to reform the program. IRA 2022 responded to one of the report’s recommendations and increased royalty rates, to include onshore royalty rates to 16 ⅔%. Several of the other recommendations, however, require further Congressional action and include, among other items, revising bidding practices to avoid leasing of low potential lands; and performing more meaningful public and tribal consultations regarding the leasing and permitting processes. Provisions of these reforms have been subject to litigation, and the leasing suspension was ultimately halted by a permanent injunction in August 2022. A portion of our net acreage and total proved reserves are on federal land. Although permit consideration has resumed, we cannot guarantee that further action will not be taken to curtail oil and gas development on federal lands. In July 2023, the BLM proposed a rule to update the fiscal terms of federal oil and gas leases, which would increase fees, rents, royalties, and bonding requirements. The rule would also add new criteria for BLM to consider when determining whether to lease nominated land, including the presence of important habitats or wetlands, the presence of historical properties or sacred sites, and recreational use of the land. BLM anticipates a final action on the proposal in Spring 2024. To the extent we are unable to obtain the leases, permits, or other authorizations required for our operations or business strategy, our business performance and results of operations may be adversely affected.

Separately, in March 2016, the U.S. Occupational Safety and Health Administration issued a final rule to impose stricter standards for worker exposure to silica, which went into effect on June 23, 2021 for hydraulic fracturing employers. We may be required to incur additional costs associated with compliance with these standards.

At the state level, several states, including Texas, have adopted or are considering legal requirements that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. For example, Colorado has adopted more stringent setbacks for oil and gas development. In California, Senate Bill No. 1137 was signed into law on September 16, 2022, which establishes 3,200 feet as the minimum distance between new oil and gas production wells and certain sensitive receptors such as homes, schools or parks effective January 1, 2023. However, on February 3, 2023, the Secretary of State of California certified a requisite number of signatures collected by proponents of a voter referendum, thereby qualifying the Bill for the November 2024 ballot. Accordingly, Senate Bill No. 1137 is stayed until it is put to a vote. However, Colorado has begun to increasingly regulate oil and gas operations generally with consideration towards GHG emissions and their cumulative impacts, including releasing draft rules in 2024 that would apply increased scrutiny to a project’s location within or within 2,000 feet of impacted communities and other developments. Local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, in January 2023, the Board of Supervisors of Los Angeles County in California adopted an ordinance prohibiting new oil wells and production facilities in all zones, designating existing oil wells and production facilities as nonconforming uses in all zones and establishing regulations for existing oil wells and production facilities, to include the phasing out of existing operations. Moreover, existing oil and gas facilities within the setback zone in Los Angeles County will be impacted if Senate Bill No. 1137 is voted into law in November 2024. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

Endangered Species Act and Migratory Bird Treaty Act

The ESA restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the MBTA. We may conduct operations on natural gas leases in areas where certain species that are or could be listed as threatened or endangered are known to exist. For example, a 12-month review is currently pending to determine whether the dunes sagebrush lizard should be listed, a decision on which remains pending, and, in November 2022, the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA. In August 2020, the FWS and the National Marine Fisheries Service issued three rules amending the implementation of the ESA regulations, among other things revising the process for listing species and designating critical habitat. However, in July 2022, FWS and NMFS rescinded two rules related to the definition of “critical habitat,” and the Biden Administration has stated that it is reviewing several other Trump-era ESA rules. In June 2023, a notice of proposed rulemaking was issued proposing to revise the 2019 final rule relating to listing and reclassification of species and designation of critical habitat, reinstating prior language within the rule.

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

Our revenues, operating results, profitability, liquidity and ability to grow depend primarily upon the prices we receive for the oil, natural gas and NGL we sell. We require substantial expenditures to replace our oil, natural gas and NGL reserves, sustain production and fund our business plans, including our development plan. Low oil, natural gas and NGL prices resulting from reduced demand caused by the conflicts in Ukraine, Israel and the Gaza Strip, accelerated substitution of renewable forms of energy for oil and gas, actions of OPEC and other factors materially affected our revenues, particularly before the effects of commodity derivatives, operating results and cash flows in 2023 and 2022. While oil, natural gas and NGL prices have returned to pre-pandemic levels, global oil, natural gas and NGL demand may negatively affect the amount of cash available for capital expenditures and debt repayment, our ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, low prices may reduce the quantities of oil, natural gas and NGL reserves that may be economically produced and result in an impairment of our oil and natural gas properties.

Historically, the markets for oil, natural gas and NGL have been volatile, and they are likely to continue to be volatile. For example, the respective conflicts between Russia and Ukraine and Israel and Hamas have contributed to significant increases and volatility in the price for oil and natural gas. Wide fluctuations in oil, natural gas and NGL prices may result from relatively minor changes in the supply of or demand for oil, natural gas and NGL market uncertainty and other factors that are beyond our control, including:

•worldwide and regional economic conditions, including a global recession, elevated interest rates and associated policies of the Federal Reserve, impacting the supply and demand for oil, natural gas and NGLs, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

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

•increased end-user conservation;

•political and economic conditions, such as the conflicts in Ukraine and the Middle East, in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

•political and economic conditions in or affecting major LNG consumption regions or countries, particularly Asia and Europe;

•political and economic conditions relating to the 2024 U.S. presidential election, including potential controversy and a potential change in presidential administration;

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

•U.S. federal, state and local governmental regulation and taxes.

We have been negatively affected and may in the future be negatively affected by a drop in commodity prices.

Lower commodity prices may reduce our operating margins, cash flow and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves or make acquisitions could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. Any drop in commodity prices may adversely affect our drilling economics, cash flow and our ability to raise capital, which may require us to re-evaluate and postpone or substantially restrict our development program, and result in the reduction of some of our PUD reserves and related PV-0 and PV-10. As a result, a substantial or extended decline in commodity prices, such as what occurred in early 2020, may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to meet our financial commitments or cause us to delay our planned capital expenditures.

We have consolidated our business over time through acquisitions, including through the Merger Transactions, the Uinta Transaction, and the Western Eagle Ford Acquisitions and there are risks associated with integration of all of these assets, operations and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.

We intend to pursue a strategy focused on both reinvestment and future acquisitions, which is designed to obtain the optimal risk adjusted returns through commodity cycles. Accordingly, in the future we may make acquisitions of businesses, assets or properties that we expect to complement or expand our current assets. For example, Crescent Energy Company was created through the Merger Transactions in December 2021, and in March 2022, we acquired certain exploration and production assets in the state of Utah pursuant to the Uinta Transaction. In 2023, we also acquired certain exploration and production assets in the state of Texas pursuant to the Western Eagle Ford Acquisitions. However, we may not be able to identify attractive acquisition opportunities in the future. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any completed acquisition, including the Western Eagle Ford Acquisitions, will depend on our ability to integrate effectively the acquired business, asset or property into our existing operations. The process of integrating acquired businesses, assets and properties may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. For example, as with other operators in the area, certain potential midstream constraints may create operational challenges for us in the Uinta Basin. The integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue.

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

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our SEC reserves are based upon average commodity prices over the prior 12 months, which may not reflect actual prices received for our production. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $78.22 per Bbl of oil and $2.64 per MMBtu of natural gas as of December 31, 2023, which, in the case of oil, are higher than the five-year NYMEX forward curve range of $61.53 to $72.13 per Bbl and, in the case of natural gas, within the five-year NYMEX forward curve range of $2.30 to $4.71 per Mcf. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. The reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, our drilling program, production levels, and operating and development costs. In addition, the reserves that we present herein are aggregated from several reports, which were prepared by several engineering firms and therefore may be based on slightly different assumptions and preparation and review procedures. Our ability to develop any identified drilling location is subject to various limitations and any drilling activities we are able to conduct may not be successful. As a result, our actual drilling activities may materially differ from those presently identified and could result in downward revisions of estimated proved reserves. In addition, loss of production and leasehold rights due to mechanical failure or depletion of wells and our inability to re-establish their production may occur in certain cases. Production from wellbores may be affected by nearby fracturing activities by offset operators or us, resulting in reserve revisions.

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

You should not assume that the present value of future net revenues from our proved reserves, as reflected in our Standardized Measure, PV-0 value and PV-10 value, is the current market value of our estimated oil and natural gas reserves. We currently base the estimated discounted future net revenues from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months. For example, our reserve volumes, PV-0 and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $78.22 per Bbl of oil and $2.64 per MMBtu of natural gas as of December 31, 2023, which, in the case of oil, is higher than the five-year NYMEX forward curve range of $61.53 to $72.13 per Bbl and, in the case of natural gas, within the five-year NYMEX forward curve range of $2.30 to $4.71 per Mcf. Accordingly, you are cautioned not to place undue weight on our reserve volumes, PV-0 or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

•actual prices we receive for crude oil, natural gas and NGLs;

•actual cost of development and production expenditures;

•the amount and timing of actual production;

•transportation and processing; and

•changes in governmental regulations or taxation.

The timing of both our production and expenses in connection with the development and production of, and investment in, our oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net revenues at PV-10 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimates.

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

The unavailability or high cost of equipment, supplies, personnel and oilfield services, due to commodity price volatility or supply constraints as a result of the conflicts in Ukraine and the Middle East, elevated, interest rates and associated policies of the Federal Reserve or otherwise could adversely affect our ability to execute development and exploitation plans on a timely basis and within budget, and consequently could materially and adversely affect our anticipated cash flow.

We utilize third-party services to maximize the efficiency of our operation. The cost of oilfield services typically fluctuates based on demand for those services, and the increase in commodity prices and supply constraints due to the conflicts in Ukraine and the Middle East, elevated interest rates and associated policies of the Federal Reserve or otherwise has increased the cost of oilfield services. While we currently have excellent relationships with oilfield service companies, there is no assurance that we will be able to contract for such services on a timely basis or that the cost of such services will remain at a satisfactory or affordable level. Shortages or the high cost of equipment, supplies or personnel could delay or adversely affect our development and exploitation operations, which could have a material and adverse effect on our business, financial condition or results of operations.

Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

The U.S. inflation rate began increasing in 2021 and remained elevated throughout 2023. These inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times, and although the U.S. Federal Reserve has indicated it may reduce benchmark interest rates in 2024, to the extent such rates remain elevated, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

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

If our revenues or the borrowing base under the Revolving Credit Facility decrease as a result of lower commodity prices, operating difficulties, production cost increases, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to conduct our operations at expected levels. The Revolving Credit Facility and the documents governing our other indebtedness may restrict our ability to obtain new debt financing. If additional capital is required, we may not be able to obtain debt and/or equity financing on terms favorable to us, or at all due to elevated interest rates and associated policies of the Federal Reserve or otherwise, which could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our reserves, production and cash flows, and could adversely affect our business, results of operation, financial conditions and ability to make payments on our outstanding indebtedness.

The development of our estimated PUD reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUD reserves may not be ultimately developed or produced.

Recovery of PUDs requires significant capital expenditures and successful drilling operations. At December 31, 2023, approximately 112.2 MMBoe of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2023 assumes that we will spend $1.8 billion to develop our estimated PUDs. Although cost and reserve estimates attributable to our oil and natural gas reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated PUDs, and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Additionally, extended declines in commodity prices will reduce the future net revenues of our estimated PUDs and may result in some projects becoming uneconomical. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material and adverse effect on our financial condition, results of operations and future cash flows.

Our development opportunities are scheduled to be developed over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such development. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.

As of December 31, 2023, we have undrilled locations, including both PUD drilling locations and unproved drilling locations. These drilling locations represent a meaningful part of our future development strategy. Our ability to drill and develop these drilling locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system, marketing and transportation constraints, regulatory approvals, labor, takeaway capacity and other factors. Because of these uncertain factors, we do not know if the drilling locations will ever be developed or if we will be able to produce oil or natural gas from these drilling locations at anticipated levels or at all. In addition, unless production is established within the spacing units covering the undeveloped acreage on which some of the locations are located, the leases for such acreage will expire. Therefore, our actual development activities may materially differ from those presently contemplated.

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

•our ability to maintain or enter into new relationships with project partners and independent contracts; and

•our access to capital.

We may also be unable to make attractive acquisitions or asset exchanges, which could inhibit our ability to grow, or could experience difficulty integrating any acquired assets and operations. It may be difficult to identify attractive acquisition opportunities and, even if such opportunities are identified, our debt agreements (including the indentures that govern the 2026 Notes (as defined herein) and the 2028 Notes (as defined herein; together with the 2026 Notes, the "Senior Notes")) contain limitations on our ability to enter into certain transactions, which could limit our future growth.

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

Pursuant to our Management Agreement with the Manager, the Manager provides us with its executive management team and provides certain other management services. However, in each case such resources are not fully dedicated to our assets and operations, and the allocation of such resources is generally within the Manager’s discretion. See "Part III., Item 13. Certain Relationships and Related Party Transactions and Director Independence—Agreements Related to the Merger Transactions—Management Agreement.” Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the Manager’s personnel. We can offer no assurance that the Manager will continue to provide services to us or that we will continue to have access to the Manager’s personnel. The Management Agreement has an initial three-year term, expiring December 7, 2024, with automatic three-year renewals thereafter. Upon the written notice to the Manager at least 180 days prior to the expiration of the initial term or any automatic renewal term, we may, without cause, decline to renew the Management Agreement upon the affirmative determination of at least two-thirds of its independent directors reasonably and in good faith, that (1) there has been unsatisfactory long-term performance by the Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) the fees payable to the Manager, in the aggregate, are materially unfair and excessive compared to those that would be charged by a comparable asset manager managing assets comparable to our assets, subject to Manager’s right to renegotiate the fees. If the Management Agreement is terminated and no suitable replacement is found to provide management and operating services for our oil and natural gas assets, we may not be able to execute our business plan, and our financial condition and results of operation may be materially and adversely affected.

Further, our relationship with the Manager presents certain challenges relating to our ability to work collaboratively with the Manager’s broader business. For example, the Manager will source investment opportunities both for our benefit and for the benefit of other KKR investment vehicles. Pursuant to the Management Agreement, the manager shall ensure that at least 70% of any investment amounts related to upstream oil and gas opportunities are allocated to us. Follow-on investment amounts will be generally allocated between us and EIGF II in proportion to the relative amount such vehicle initially invested in the applicable investment. In addition, from time to time, investment opportunities outside of upstream oil and gas assets may arise that are suitable for investment by us, on the one hand, and by EIGF II (and any successor fund) or other KKR Group funds, on the other, that are (A) engaged in an investment strategy that is materially different from our investment strategy (such as distressed debt or special situations investment vehicles) and (B) have pre-existing defined allocation rights pursuant to the KKR Group’s allocation policies or contractual undertakings agreed with the investors in such other KKR Group funds. In such cases, we may elect to co-invest alongside EIGF II and/or such other KKR Group funds in such investments, in which case the Manager will allocate such investment opportunities among us, on the one hand, and EIGF II and/or such other KKR Group funds, on the other hand, in a manner consistent with the priority investment rights of such KKR Group funds, taking into account such factors as the Manager deems appropriate. We shall have no obligation to make any such co-investment.

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

Events beyond our control, including any future global or domestic health crisis, may result in unexpected adverse operating and financial results.

The impact of future outbreaks of disease may materially and adversely affect our business, operating and financial results and liquidity, due to governmental restrictions, associated repercussions and operational challenges to supply and demand for oil and natural gas and the economy generally.

While the ongoing effects of the COVID-19 pandemic and recovery on our operations have decreased, this pandemic had a material negative impact on our financial results. Although there has been economic recovery and higher oil prices in 2022 and gradual declines in commodity prices through the year ended December 31, 2023, such negative impact may continue well beyond the containment of the pandemic. While we have seen oilfield activity improve considerably and global inventories rapidly normalize with continued demand growth since the low point experienced in 2020, an extended period of global supply chain and economic disruption, as well as significantly decreased demand for oil and gas, due to any future outbreak of diseases or otherwise, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Future commodity price declines may result in write-downs of our asset carrying values.

We follow the successful efforts method of accounting for our oil and gas operations. Under this method, all property acquisition cost and cost of exploratory and development wells are capitalized when incurred, pending determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. The capitalized costs of our oil and natural gas properties, on a depletion pool basis, cannot exceed the estimated undiscounted future net cash flows of that depletion pool. If net capitalized costs exceed undiscounted future net revenues, we generally must write down the costs of each depletion pool to the estimated fair value (discounted future net cash flows of that depletion pool). Any such charge will not affect our cash flow from operating activities or liquidity, but will reduce our earnings and investors’ equity.

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

A decline in future oil or natural gas prices, or other factors, could cause an impairment write-down of capitalized costs and a non-cash charge against future earnings. For example, during the year ended December 31, 2023, we recorded an impairment expense of $153.5 million, including $149.6 million related to Oil and natural gas properties that were determined not to be recoverable and $3.9 million related to Investments in equity affiliates, and during the year ended December 31, 2022, in connection with our annual goodwill impairment test, we recorded impairment charges of $142.9 million, including $77.7 million related to Goodwill and $65.2 million related to Oil and natural gas properties that were determined to not be recoverable. Additionally, as of December 31, 2023, certain of our conventional assets in Wyoming had limited cushion between their carrying value and estimated undiscounted cash flows. As a result, a further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. Once incurred, a write-down of our assets cannot be reversed at a later date, even if oil or natural gas prices increase.

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

We depend upon one significant purchaser for the sale of a substantial portion of our oil and natural gas production, and our contracts with this customer are on a month-to-month basis. For example, for the year ended December 31, 2023, Shell Trading US Company represented approximately 18%, respectively, of our consolidated revenues. The loss of this customer could materially and adversely affect our revenues and have a material and adverse effect on our financial condition and results of operations.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) into law pursuant to the budget reconciliation process. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the federal
CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge is expected to be collected in 2025 based on the calendar year 2024 emissions and the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our operating costs and adversely affect our business and results of operations.

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

The disposal of fluids gathered from oil and natural gas producing operations in underground disposal wells has been pointed to by some groups and regulators as a potential cause of increased induced seismic events in certain areas of the country, particularly in Oklahoma, Texas, Colorado, Kansas, New Mexico and Arkansas. Several states have adopted or are considering adopting laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing those requirements may issue orders directing certain wells in areas where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, in September 2021 the TRC issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18 month period. The notice also required disposal well operators to provide injection data to TRC staff to further analyze seismicity in the area. Subsequently, the TRC ordered the indefinite suspension of all deep oil and gas produced water injection wells in the area, effective December 31, 2021. The response area has since been expanded to cover an additional 17 wells, following another earthquake in December 2022. Relatedly, in March 2022, the TRC began implementation of its Northern Culberson-Reeves Response Area
Plan to address injection-induced seismicity with the goal to eliminate 3.5 magnitude or greater earthquakes no later than
December 31, 2023. 23 deep disposal well permits were suspended in this Response Area in December 2023. Similarly, in Oklahoma, the Oklahoma Corporation Commission has at times limited drilling or ordered wells to be shut down in response to seismic activity. In November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other oilfield fluids may increase our costs or have other adverse impacts on our operations.

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

In addition, the pipelines used to gather and transport natural gas being produced by us are also subject to regulation by the DOT through PHMSA. PHMSA has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. These standards may be revised by PHMSA over time. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations. As part of the Consolidated Appropriations Act of 2021, the U.S. Congress reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including but not limited to the issuance of final regulations to require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. A rule to address certain of these requirements was issued in November 2021, which modified pipeline repair criteria, increased monitoring and reporting obligations, and expanded regulatory safety requirements to certain gathering lines in rural areas. An additional rule was finalized in August 2022, which adjusted repair criteria and strengthened integrity management assessment requirements, among other items. In 2023, PHMSA published a notice of proposed rulemaking to address the management of methane emissions through more stringent leak detection and repair requirements, among other matters, for which PHMSA is in the process of analyzing comments. PHMSA is continuing to work on developing additional regulations related to safety oversight of gas gathering pipelines, and additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operating costs that could be significant. In addition, should we fail to comply with PHMSA or comparable state regulations, we could be subject to substantial fines and penalties. As of December 28, 2023, the maximum civil penalties PHMSA can impose are $266,015 per violation per day, with a maximum of $2,660,135 for a related series of violations.

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Domenici-Barton Energy Policy Act of 2005 ("EPAct 2005"), FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1,544,521 per day (adjusted annually for inflation) for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. The EPAct 2005 also authorized FERC to impose civil penalties for violations of the ICA and FERC regulations thereunder, up to a maximum amount that is adjusted annual for inflation, which for 2024 equals $16,170 per day, per violation. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Items 1 and 2. Business and Properties – Legislative and regulatory environment.”

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

Additionally, FERC, the FTC and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to our business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil and natural gas, and any hedging activities related to these energy commodities, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. These agencies have substantial enforcement authority, including the ability to impose penalties for current violations of $1,544,521 per day (adjusted annually for inflation) by FERC, $1,450,040 (adjusted annually for inflation) by the CFTC, and $1,472,546 (adjusted annually for inflation) by the FTC, for each violation. The FERC has also imposed requirements related to reporting of natural gas sales volumes that may impact the formation of prices indices. Additional rules and legislation pertaining to these and other matters may be considered or adopted from time to time. Our failure to comply with these or other laws and regulations administered by these agencies could subject us to criminal and civil penalties, as described in "Items 1 and 2. Business and Properties—Legislative and regulatory environment." Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect our financial condition or results of operations.

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

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, California, through CARB, has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented LCFS and associated tradable credits that require a progressively lower carbon intensity of the state’s fuel supply than baseline gasoline and diesel fuels. Such programs work alongside increased regulation by California seeking to reduce both the supply and demand for fossil fuels in the state, to include, for example, the phasing out of the sale of vehicles with internal combustion engines. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado. Colorado has begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In January 2024, the Colorado Energy and Carbon Management Commission released draft rules that, if finalized as proposed, would require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The draft rules would also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas.

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

Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emission reduction targets every five years after 2020. Although the United States had withdrawn from the agreement, President Biden has signed executive orders recommitting the United States to the agreement and, in April 2021, announced a target of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. At COP27 in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At COP28, the parties entered into an agreement to transition away from fossil fuels in energy systems and increase renewable capacity. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27 or COP28, there can be no guarantees that countries will not seek to implement such a phase out in the future. However, these agreements could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase opposition to production and use of fossil fuels. The impacts of these orders, pledges, agreements any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP27 or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by the recently elected administration. These have included promises to limit emissions and curtail the production of oil and gas on federal lands, such as through the cessation of leasing public land for hydrocarbon development. For example, President Biden has issued several executive orders focused on addressing climate change, including items that may impact our costs to produce, or demand for, oil and gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. The Biden Administration is also considering revisions to the leasing and permitting programs for oil and gas development on federal lands. For more information, see our regulatory disclosure in "Items 1 and 2. Business and Properties—Legislative and

regulatory environment—Hydraulic fracturing. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. For example, the Biden Administration has recently temporarily paused pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with. Litigation risks are also increasing, as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, in late 2020, the Federal Reserve announced that it had joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In September 2022, the Federal Reserve announced that six of the U.S.’ largest banks would participate in a pilot climate scenario analysis exercise, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. Taking place throughout 2023, the pilot exercise is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks' portfolio. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC published a proposed rule requiring climate-related disclosures from registrants, including data on Scope 1 and 2 GHG emissions and, in some cases, Scope 3 emissions, as well as any set climate-related targets and goals. A final rule is expected to be released in 2024. Although the final form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements. We also cannot predict how such disclosures may be considered by financial institutions and investors when making investments decisions, and it is possible that we could face increased costs or restrictions on our access to capital.

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

In addition, the BLM finalized a rule in March 2015 for hydraulic fracturing activities on federal and Tribal lands that requires public disclosure of chemicals used in hydraulic fracturing, confirmation that the wells used in fracturing operations meet proper construction standards and development of plans for managing related flowback water. While the BLM rescinded these regulations in 2017, which rescission was upheld, these regulations may be reconsidered by the Biden Administration. The BLM is also currently considering revisions to the fiscal terms of oil and gas leases on federal lands and the criteria BLM considers when determining whether to lease nominated land. The Biden Administration may also pursue further restriction of hydraulic fracturing and other oil and gas development on federal lands; for more information, see our regulatory disclosure in "Items 1 and 2. Business and Properties—Legislative and regulatory environment—Hydraulic fracturing."

In addition, some states, including Texas, have adopted, and other states are considering adopting, regulations that restrict or could restrict hydraulic fracturing in certain circumstances and that require the disclosure of the chemicals used in hydraulic fracturing operations. Further, state and local governmental entities have exercised the regulatory powers to regulate, curtail or in some cases prohibit hydraulic fracturing. For example, Colorado has adopted more stringent setbacks for oil and gas development. In California, Senate Bill No. 1137 was signed into law on September 16, 2022, which establishes 3,200 feet as the minimum distance between new oil and gas production wells and certain sensitive receptors such as home, schools or parks effective January 1, 2023. However, on February 3, 2023, the Secretary of State of California certified a requisite number of signatures collected by proponents of a voter referendum, thereby qualifying the Bill for the November 2024 ballot. Accordingly, Senate Bill No. 1137 is stayed until it is put to a vote. However, Colorado has begun to increasingly regulate oil and gas operations generally with consideration towards GHG emissions and their cumulative impacts, including releasing draft rules in 2024 that would apply increased scrutiny to a project’s location within 2,000 feet of impacted communities and other developments. New laws or regulations that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable and increase our cost of doing business. Such increased costs and any delays or curtailments in our production activities could have a material and adverse effect on our business, prospects, financial condition, results of operations and liquidity.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, such as those restrictions imposed under the federal ESA and MBTA. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the dunes sagebrush lizard, lesser prairie chicken, and greater sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. A review is currently pending to determine whether the dunes sagebrush lizard should be listed and, in November 2022, the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA. Additionally, the Biden Administration has taken action to broaden enforcement under the ESA, including expanding the definition of “critical habitat.” The designation of previously unprotected species in areas where we operate as threatened or endangered, a recategorization of a species from threatened to endangered, or an expansion of areas designated as “critical habitat” could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration, development and production activities that could have an adverse impact on our ability to develop and produce our reserves. To the extent species are listed or critical habitats are designated under the ESA or similar laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Increased attention to sustainability-related matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary sustainability disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we may create and publish voluntary disclosures regarding sustainability-related matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability-related matters. We may also announce participation in, or certification under, various third-party sustainability or climate-related frameworks in an attempt to improve our sustainability profile, but such participation or certification may be costly and may not achieve the desired results. Additionally, while we may announce various voluntary climate or sustainability-related targets, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our environmental impact instead of actual changes in our environmental performance. However, we cannot guarantee that there will be sufficient offsets available for purchase given the increased demand from numerous businesses implementing net zero goals, or that offsets we do purchase will successfully achieve the emissions reductions they represent. Also, despite these aspirational goals and any other actions taken, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects. Additionally, to the extent sustainability-related matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. sustainability-related matters may also impact our suppliers and customers, which may ultimately have adverse impacts on our operations.

Furthermore, public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. As a result, we may face increased litigation risk from private parties and governmental authorities related to our sustainability-related efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. In addition, certain institutions have also undertaken anti-ESG initiatives focused around their view of the politicization of ESG issues. We could face increasing costs as we attempt to comply with and navigate further regulatory sustainability-related focus and scrutiny.

Risks related to our indebtedness

We are partially dependent on our Revolving Credit Facility and continued access to capital markets to successfully execute our operating strategies.

If we are unable to make capital expenditures or acquisitions because we are unable to obtain capital or financing on satisfactory terms, we may experience a decline in our oil and gas production rates and reserves. We are partially dependent on external capital sources to provide financing for certain projects. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. For example, due to the high levels of inflation in the U.S., the Federal Reserve and other central banks increased interest rates multiple times in 2022 and 2023. Such elevated interest rates may increase the cost of capital and prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to the conflicts in Ukraine, Israel and the Gaza Strip, the COVID-19 pandemic and recovery or otherwise, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. If our revenues decline as a result of lower oil, gas or NGL prices, operating difficulties, declines in production or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our failure to obtain additional financing could result in a curtailment of our operations or not make acquisitions, which in turn could lead to a possible reduction in our oil or gas production, reserves and revenues, not having sufficient liquidity to meet future financial obligations and could negatively impact our results of operations.

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

Our primary sources of liquidity are borrowings under our Revolving Credit Facility, cash from operations and proceeds from equity and debt offerings. The borrowing base under our Revolving Credit Facility is subject to semi-annual redeterminations which occur on or about April 1 and Oct 1 of each year. During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Revolving Credit Facility. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing our loan, many of which factors are beyond our control.

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

We may sell additional shares of our Class A Common Stock in subsequent offerings. In addition, subject to certain limitations and exceptions, OpCo Unit Holders may redeem their OpCo Units (together with a corresponding number of shares of our Class B Common Stock) for shares of our Class A Common Stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of our Class A Common Stock. At December 31, 2023, we have 91,608,800 outstanding shares of Class A Common Stock and 88,048,124 outstanding shares of Class B Common Stock. Independence’s former owners own all of the outstanding shares of our Class B Common Stock, representing approximately 49% of our total outstanding common stock.

In January 2023, the Company registered the resale of 128,927,826 shares of our Class A Common Stock (including shares of Class A Common Stock to be issued upon redemption of a corresponding number of Class B Common Stock) by certain selling stockholders, including Independence's former owners, pursuant to the Registration Rights Agreement. In addition to sales pursuant to such registration by selling stockholders, certain of our significant stockholders, including such selling stockholders, have distributed shares of our securities that they hold to their investors who themselves may then sell into the public market. Any sales of such securities may depress the price of our shares. Furthermore, we filed registration statements with the SEC on Form S-8 providing for the registration of 3,672,404 shares of our Class A Common Stock issued or reserved for issuance under the Equity Incentive Plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144 under the Securities Act of 1933, as amended, shares registered under the registration statement on Form S-8 have been made available for resale immediately in the public market without restriction.

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

If securities or industry analysts do not continue to publish research or reports about our business, if they adversely change their recommendations regarding our Class A Common Stock or if our operating results do not meet their expectations, the trading price of our Class A Common Stock could decline.

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

Our hedging contracts may result in substantial gains or losses. For example, we had realized commodity derivative losses of $153.7 million in 2023; however, there can be no assurance that we will not realize additional future losses due to our hedging activities. In addition, if we enter into any hedging contracts and experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity.

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

Certain employees of our operating subsidiaries have profits interests that may require substantial payouts, particularly upon liquidation of any such operating subsidiary or a disposition of assets, and may result in substantial accounting charges. Such payouts are linked to the achievement of certain return thresholds and would be paid in the event of such liquidation or disposition in a proportionate amount to the amount of cash received in respect of such liquidation or disposition. For additional information, please read "Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General and Administrative Expense" and NOTE 13 – Equity-Based Compensation Awards in the notes to our audited financial statements for the year ended December 31, 2023 included herein.

Our only principal asset is our interest in OpCo; accordingly, we will depend on distributions and other payments from OpCo to pay taxes, make payments under the Management Agreement and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our ownership interest in OpCo. We will have no independent means of generating revenue or cash flow. To the extent OpCo has available cash and subject to the terms of any current or future indebtedness agreements, we intend to cause OpCo (i) to make pro rata cash distributions to holders of OpCo Units, including us, in an amount sufficient to allow us to pay our taxes and to make payments under the Management Agreement and (ii) to make payments to us to reimburse us for our corporate and other overhead expenses. We generally expect OpCo to fund such distributions and payments out of available cash. When OpCo makes distributions, the holders of OpCo Units will be entitled to receive proportionate distributions based on their interests in OpCo at the time of such distribution. To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future indebtedness agreements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

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

If at any time we cease to be a controlled company, we will take all action necessary to comply with the Sarbanes-Oxley Act and NYSE rules, including ensuring that our Board of Directors has a majority of independent directors and ensuring that our Compensation Committee and Nominating & Governance Committee are each composed entirely of independent directors, subject to a permitted “phase-in” period.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

Our Preferred Stockholder is the sole holder of our Non-Economic Series I Preferred Stock and is expected to retain its ownership of our Non-Economic Series I Preferred Stock until such time as it ceases to own more than 14,369,367 shares of Common Stock, subject to certain exceptions. Our Non-Economic Series I Preferred Stock entitles the holder thereof to appoint our entire Board of Directors and to certain other to approval rights with respect to certain fundamental corporate actions, including debt incurrence in excess of 10% of then outstanding indebtedness, significant equity raises, preferred equity issuances, adoption of a shareholder rights plan, amendments of our certificate of incorporation and certain sections of its bylaws, a sale of all or substantially all of our assets, mergers involving us, removals of our Chief Executive Officer and the liquidation or dissolution of us. Unlike common equity in traditional corporate structures, holders of our common stock will not vote for the election of directors. As a result, holders of our common stock will have less ability to influence our business than would the holders of common equity in a traditional corporate structure.

The Preferred Stockholder’s controlling ownership position may have the effect of delaying or preventing changes in control or changes in management and may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling shareholder.

Given its ownership of our Non-Economic Series I Preferred Stock, the Preferred Stockholder would have to approve any potential acquisition of us. The existence of a controlling shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in our best interests. Moreover, the Preferred Stockholder’s controlling ownership position may adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling shareholder, whether due to a decreased likelihood of a sale of us at a premium to the then-existing trading price of our Class A Common Stock or otherwise.

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

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our business, results of operations, financial condition and cash flows.

We are subject to various complex evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. In the past, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and natural gas industry, including (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. Any changes in tax laws, any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our positions by any taxing authority could result in additional taxes on our activities, which could adversely affect our business, results of operations, financial condition and cash flows.

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

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. For example, on October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Furthermore, beginning in February 2022, the United States and other countries began imposing meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. These sanctions and actions by Russia in response thereto may cause disruptions in international supply chains, financial activities and operations, the full costs, burdens, and limitations of which are currently unknown and may become significant. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our business is dependent upon our computer systems, devices and networks (including both operational and information technology) to collect, process and store the data necessary to conduct almost all aspects of our business, including the operation of our oil and natural gas assets and the recording and reporting of commercial and financial information. We recognize the importance of developing, implementing, and maintaining effective cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We maintain a cyber risk management program to identify, assess, manage, mitigate, and respond to cybersecurity threats.

Managing material risks and integrated overall risk management

Our cybersecurity risk management program incorporates various mechanisms to detect and monitor unusual network activity, as well as containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business, and have processes to assess those issues for potential cybersecurity impact or risk. We also leverage information from industry groups for benchmarking and awareness of best practices.

We have integrated our cybersecurity risk management program into our broader enterprise risk management framework. This integration is designed to make cybersecurity considerations an integral part of our decision-making processes at every level and we believe that this integration allows cybersecurity risks to be evaluated and addressed in alignment with our business objectives and operational needs.

We maintain an information security policy that applies to all employees and is intended to define best practices and safe behaviors for cybersecurity protection. We also use enterprise-wide tools and services to promote endpoint cybersecurity, data protection, password and login procedures, training and testing. We aim to train our employees at least quarterly on cybersecurity practices, including security awareness training and simulated phishing exercises.

In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board of Directors, as appropriate.

The underlying controls of the cyber risk management program are based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") and the International Organization Standardization ("ISO") 27001 Information Security Management System Requirements. We have engaged a third-party cybersecurity vendor that reports directly to our corporate risk management committee, which is comprised of senior and management-level finance, accounting, legal and IT employees. This third-party vendor performs an annual assessment of our cybersecurity risk management program against the NIST CSF. We assess third-party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addendums to our contracts where applicable. We have a supply chain risk management program for the identification and remediation of our critical IT vendors.

Risks from cybersecurity threats

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation. As of the date of this report, though our service providers may have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business, financial condition, results of operations or cash flows. See "Part I., Item 1A. Risk Factors" for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Board of Directors' oversight and management's role

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Assessments of cybersecurity risks are communicated, not less than quarterly, with management by our corporate risk management committee, which holds responsibility for prioritizing the remediation of cybersecurity risk, evaluating the effectiveness of compensating controls, and evaluating the effectiveness of our control environment. Management briefs the Audit Committee on the effectiveness of our cybersecurity risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by our Board of Directors, at least annually, as part of our corporate risk mapping exercise.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). Such repurchase may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of shares.

Item 3. Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business. We are currently unaware of any proceedings that, in the opinion of management, will individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows.

As an owner and operator of oil and gas properties, we are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution cleanup resulting from operations and subject the lessee to liability for pollution damages. In some instances, we may be directed to suspend or cease operations in the affected area. We maintain insurance coverage that is customary in the industry, although we are not fully insured against all environmental risks.

Item 4. Mine Safety Disclosures

Not applicable

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed and traded on the NYSE under the ticker symbol "CRGY." As of February 29, 2024, we had 171 Class A common stock shareholders of record and two Class B common stock shareholders of record. Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the Revolving Credit Facility and the indentures governing the Senior Notes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our repurchases of shares of Class A common stock during the quarter ended December 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs.
10/1/2023 - 10/31/2023	—	—	—	—
11/1/2023 - 11/30/2023	—	—	—	—
12/1/2023 - 12/31/2023	—	—	—	—
Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with the Combined and Consolidated Financial Statements and related Notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report and also with "Part I., Item 1A. Risk Factors" of this Annual Report. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the years ended December 31, 2023 and 2022. Refer to our 2022 Annual Report filed March 7, 2023 for discussion and analysis of the changes in results of operations between the years ended December 31, 2022 and 2021. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Annual Report , particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Business overview

We are a differentiated U.S. energy company committed to delivering value for shareholders through a disciplined growth through acquisition strategy and consistent return of capital. Our portfolio of low-decline, cash-flow oriented assets comprises both mid-cycle unconventional and conventional assets with a long reserve life and deep inventory of low-risk, high-return development locations in the Eagle Ford and Uinta basins.

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

In 2023, market concern regarding the health of the global banking sector, in which two U.S. bank failures occurred and large national and international banks experienced significant declines in market value, and any resultant recessionary effects contributed, among other factors, to a significant decline in the price for oil and natural gas, with the posted price for WTI reaching a low of $66.61 in March 2023, a level not seen since December 2021. Uncertainty regarding the going concern of certain banks, including the inability of banking and other financial services firms to access liquidity, resulted in significant disruptions to global markets, lower commodity prices and volatility thereof and negatively impacted our financial condition.

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

In August 2022, the IRA 2022 was signed into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA 2022 imposes a federal fee on the emission of greenhouse gases through a methane emissions charge, including onshore petroleum and natural gas production. The methane emissions charge is expected to be collected in 2025 based on calendar year 2024 emissions and the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our operating costs and adversely affect our business and results of operations. See "Part I., Item 1A. Risk Factors" for additional information. Finally, the IRA 2022 includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a three-year period. We do not believe that the corporate alternative minimum tax will have a material impact on our near-term taxes.

Equity transactions

2023 Class A Conversions

During 2023, an affiliate of KKR redeemed approximately 30.6 million OpCo Units in the aggregate (and we cancelled a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock (the "2023 Class A Conversions"). Approximately 27.6 million of those shares of Class A Common Stock were distributed to certain of its legacy investors in privately-managed funds and accounts. The remaining 3.0 million shares of Class A Common Stock were sold at a price per share of $10.90, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses associated with the Class A Conversions.

September 2023 Underwritten Public Offering

In September 2023, we conducted an underwritten public offering of 12.7 million shares of Class A Common Stock at a price to the public of $12.25 per share (not including underwriter discounts and commissions). This included 1.7 million shares of Class A Common Stock that were issued upon the underwriters exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement. We received net proceeds of $145.7 million from the Equity Issuance, after deducting underwriting fees and expenses.

2023 Senior Notes Offerings

On February 1, 2023, we issued $400.0 million aggregate principal amount of 9.250% senior notes due 2028 (the "Original 2028 Notes") at par. In July 2023, we issued an additional $300.0 million aggregate principal amount of 9.250% senior notes due 2028 at 98.000% of par (the "July 2028 Notes"); in September 2023, we issued an additional $150.0 million aggregate principal amount of 9.250% senior notes due 2028 at 101.125% of par (the "September 2028 Notes"); and in December 2023, we issued an additional $150.0 million aggregate principal amount of 9.250% senior notes due 2028 at 102.125% of par (the "December 2028 Notes," and together with the Original 2028 Notes, the July 2028 Notes and the September 2028 Notes, the "2028 Notes"). These four issuances of the 2028 Notes are treated as a single series of securities under the indenture governing the Original 2028 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price. The 2028 Notes interest is payable on February 15 and August 15 of each year and mature on February 15, 2028.

Acquisitions, divestitures and related reorganization

Acquisitions and related reorganization

In October 2023, we consummated the unrelated acquisition contemplated by the Purchase and Sale Agreement, dated as of August 22, 2023, between our subsidiary and an unaffiliated third party, pursuant to which we agreed to acquire certain incremental working interests in oil and natural gas properties (the "October Western Eagle Ford Acquisition," and together with the July Western Eagle Ford Acquisition, the "Western Eagle Ford Acquisitions") in certain of our existing Western Eagle Ford assets from the seller for aggregate cash consideration of approximately $235.1 million, including certain customary purchase price adjustments.

In July 2023, we consummated the acquisition contemplated by the Purchase and Sale Agreement, dated as of May 2, 2023, between our subsidiary and Comanche Holdings, LLC ("Comanche Holdings") and SN EF Maverick, LLC ("SN EF Maverick," and together with Comanche Holdings, the "Seller"), pursuant to which we agreed to acquire operatorship and incremental working interests (the "July Western Eagle Ford Acquisition") in certain of our existing Western Eagle Ford assets from the Seller for aggregate cash consideration of approximately $592.7 million, including capitalized transaction costs and certain final purchase price adjustments.

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

We are members of the Oil & Gas Methane Partnership 2.0 Initiative, or OGMP 2.0, and received Gold Standard pathway ratings in 2022 and 2023 for our credible plan to more accurately measure our methane emissions. OGMP 2.0 is the United Nations Environment Programme's flagship oil and gas reporting and mitigation program and the leading industry standard for methane emissions reporting. We also established a Sustainability Advisory Council, an outside council comprising leading exports across key sustainability topics, to advise management and our Board of Directors on sustainability-related issues. In November 2023, we released our third Sustainability Report which is available on Crescent’s website at https://www.crescentenergyco.com/#sustainability. However, please note that the contents of this Sustainability Report, and other materials on our website, are not incorporated into this Annual Report by reference.

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

We expect to incur approximately $550 - $625 million, excluding acquisitions, for our 2024 capital program. The majority of our program is allocated to D&C, which approximately 90% is allocated to our operated assets primarily in the Eagle Ford and Uinta basins. We expect to fund our 2024 capital program through cash flow from operations. Due to the flexible nature of our capital program and the fact that majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Year Ended December 31,
	2023	2022	2021
Oil	76%	66%	62%
Natural gas	16%	25%	25%
NGLs	8%	9%	13%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 4% or less of our total revenues for each of the years ended December 31, 2023, 2022 and 2021.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Year Ended December 31,
	2023	2022	2021
Oil (MBbls)	24,287	21,865	13,237
Natural gas (MMcf)	130,629	128,470	89,455
NGLs (MBbls)	8,475	7,110	6,099
Total (MBoe)	54,533	50,387	34,245
Daily average (MBoe/d)	149	138	94

Total sales volume increased 4,146 MBoe during the year ended December 31, 2023 compared to 2022. The increase is primarily due to our Western Eagle Ford Acquisitions and our Uinta Transaction.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Year Ended December 31,
	2023	2022	2021
Oil	65%	64%	81%
Natural gas	57%	66%	83%
NGLs	16%	46%	67%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Oil (Bbl):
Average NYMEX	$77.62	$94.23	$68.04
Realized price (excluding derivative settlements)	72.09	90.06	66.71
Realized price (including derivative settlements) (1)	65.04	71.98	53.07
Natural Gas (Mcf):
Average NYMEX	$2.74	$6.64	$3.91
Realized price (excluding derivative settlements)	2.84	5.97	3.96
Realized price (including derivative settlements)	2.83	3.42	3.06
NGLs (Bbl):
Realized price (excluding derivative settlements)	$22.76	$37.72	$30.42
Realized price (including derivative settlements)	24.95	29.70	19.15

(1)For the years ended December 31, 2023 and 2022, the realized price excludes $61.5 million and $49.9 million impact from the settlement of acquired derivative contracts, respectively. For the year ended December 31, 2021, the realized price excludes the impact of the settlement of certain of our outstanding derivative oil commodity contracts associated with calendar years 2022 and 2023 for $198.7 million in June 2021.

Results of operations:

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues (in thousands):
Oil	$1,750,961	$1,969,070	$(218,109)	(11%)
Natural gas	371,066	766,962	(395,896)	(52%)
Natural gas liquids	192,870	268,192	(75,322)	(28%)
Midstream and other	67,705	52,841	14,864	28%
Total revenues	$2,382,602	$3,057,065	$(674,463)	(22%)
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$72.09	$90.06	$(17.97)	(20%)
Natural gas ($/Mcf)	$2.84	$5.97	$(3.13)	(52%)
NGLs ($/Bbl)	$22.76	$37.72	$(14.96)	(40%)
Total ($/Boe)	$42.45	$59.62	$(17.17)	(29%)
Net sales volumes:
Oil (MBbls)	24,287	21,865	2,422	11%
Natural gas (MMcf)	130,629	128,470	2,159	2%
NGLs (MBbls)	8,475	7,110	1,365	19%
Total (MBoe)	54,533	50,387	4,146	8%
Average daily net sales volumes:
Oil (MBbls/d)	67	60	7	12%
Natural gas (MMcf/d)	358	352	6	2%
NGLs (MBbls/d)	23	19	4	21%
Total (MBoe/d)	149	138	11	8%

Oil revenue. Oil revenue decreased $218.1 million, or 11%, in 2023 compared to 2022. This decrease was driven by lower realized oil prices that resulted in a decrease of $436.2 million (a decline of 20% per Bbl) and partially offset by a $218.1 million increase from higher sales volumes (7 MBbl/d, or 12%). The increase in sales volumes was primarily driven by our Western Eagle Ford Acquisitions and our Uinta Transaction.

Natural gas revenue. Natural gas revenue decreased $395.9 million, or 52%, in 2023 compared to 2022. This decrease was driven by lower realized natural gas prices that resulted in a decrease of $408.8 million (a decline of 52% per Mcf) and a $12.9 million increase from higher sales volumes (6 MMcf/d, or 2%). The increase in sales volumes was primarily due to our Western Eagle Ford Acquisitions and our Uinta Transaction but these increases were partially offset by natural decline and downtime at a natural gas processing plant in 2023.

NGL revenue. NGL revenue decreased $75.3 million, or 28%, in 2023 compared to 2022. This decrease was driven by lower realized NGL prices that resulted in a decrease of $126.8 million (a decline of 40% per Bbl) and a $51.5 million increase from higher sales volumes (4 MBbl/d, or 21%). The increase in sales volumes was primarily driven by our Western Eagle Ford Acquisitions.

Midstream and other revenue. Midstream and other revenue increased $14.9 million, or 28%, in 2023 compared to 2022, due to additional oil blending revenue in 2023.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Expenses (in thousands):
Operating expense	$1,078,339	$1,013,298	$65,041	6%
Depreciation, depletion and amortization	675,782	532,926	142,856	27%
Impairment expense	153,495	142,902	10,593	NM*
General and administrative expense	140,918	84,990	55,928	66%
Other operating costs	9,328	(1,216)	10,544	(867%)
Total expenses	$2,057,862	$1,772,900	$284,962	16%
Selected expenses per Boe:
Operating expense	$19.77	$20.11	$(0.34)	(2)%
Depreciation, depletion and amortization	12.39	10.58	1.81	17%

*NM = Not meaningful.

Operating expense. Total operating expense increased $65.0 million, or 6%, in 2023 compared to 2022, driven primarily by the following factors:
(i)Lease and asset operating expenses increased $64.5 million, or 12%, in 2023 compared to 2022. Additionally, lease and asset operating expense per Boe increased $0.40 per Boe from $10.27 per Boe to $10.67 per Boe. This $64.5 million increase was driven primarily by (i) higher production from our Western Eagle Ford Acquisitions and our Uinta Transaction and (ii) higher-cost residue gas purchases related to increased natural gas prices in the west coast pricing market. Higher cost residue gas was more than offset by higher realized pricing.
(ii)Gathering, transportation and marketing expense increased $58.1 million, or 33%, in 2023 compared to 2022. Additionally, gathering, transportation and marketing expense per Boe increased $0.80 per Boe from $3.51 per Boe to $4.31 per Boe. This increase was driven primarily by our Western Eagle Ford Acquisitions and our Uinta Transaction.
(iii)Production and other taxes decreased $75.4 million, or 32%, in 2023 compared to 2022 and decreased $1.74 per Boe, or 37%, to $2.99 per Boe. This decrease was driven primarily by lower oil and natural gas revenues, which decreased the tax base upon which our production and other taxes are calculated.
(iv)Workover expense decreased $8.4 million in 2023 compared to 2022, and decreased $0.26 per Boe from $1.33 per Boe to $1.07 per Boe. This decrease was primarily caused by lower commodity price related activity.
(v)Midstream operating expense increased $26.3 million, or 195%, in 2023 compared to 2022, primarily due to increased crude oil blending expense. The additional crude oil blending expense is more than offset by additional oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $142.9 million, or 27%, in 2023 compared to 2022, driven primarily by increased production from our Western Eagle Ford Acquisitions and Uinta Transaction and increased production from new well completions.

Impairment expense. During the years ended December 31, 2023 and 2022, we evaluated our Oil and natural gas properties, Goodwill and Investments in equity affiliates and determined that certain amounts were impaired. As a result of our evaluations, we recorded impairment charges totaling $153.5 million in 2023, including $149.6 million related to Oil and natural gas properties and $3.9 million related to Investments in equity affiliates, and $142.9 million in 2022, including $77.7 million related to Goodwill and $65.2 million related to Oil and natural gas properties.

General and administrative expense. General and administrative expense ("G&A") increased $55.9 million, or 66%, in 2023 compared to 2022, driven primarily by (i) an increase in non-cash equity-based compensation expense of $44.9 million (includes additional catch up expense of $30.4 million due to change in estimate) and (ii) higher expense payable under the Management Agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us. The increase in Manager Compensation and our non-cash equity-based compensation expense is due to an increase in public ownership of Class A Common Stock as a result of (i) our Equity Issuance, which also increased the annual Manager Compensation by $2.2 million to $55.5 million annually, and (ii) share redemptions for our Class A Common Stock completed in the second and fourth quarters of 2023 and the second half of 2022, which did not increase the overall Manager Compensation, but does increase the portion of the Manager Compensation borne by us. While only the portion of the Manager Compensation borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”). These increases were partially offset by $2.0 million in lower transaction and nonrecurring expenses.

	Year Ended December 31,
	2023	2022	$ Change	% Change
General and administrative expense (in thousands)
Recurring general and administrative expense	$51,949	$38,863	$13,086	34%
Transaction and nonrecurring expenses	6,033	8,064	(2,031)	(25%)
Equity-based compensation	82,936	38,063	44,873	118%
Total general and administrative expense	$140,918	$84,990	$55,928	66%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.95	$0.77	$0.18	23%
Transaction and nonrecurring expenses	0.11	0.16	(0.05)	(31%)
Equity-based compensation	1.52	0.76	0.76	100%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs increased by $10.5 million compared to 2022, primary driven by a $4.6 million lower gain on sale of assets recognized in 2023, and $5.9 million in higher exploration expenses.

Interest expense. In 2023, we incurred interest expense of $145.8 million, as compared to $95.9 million in 2022, a 52% increase. The increase was primarily driven by higher average debt balances driven by the Western Eagle Ford Acquisitions and higher interest rates associated with the issuance of the 2028 Notes and our Revolving Credit Facility.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and interest rate risks on our variable interest rate debt. The following table presents our total unrealized and realized gain (loss) on derivatives for the periods presented:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Gain (loss) on derivatives (in thousands)
Gain (loss) on commodity derivatives	$166,980	$(676,902)	$843,882	(125%)
Gain (loss) on derivatives	$166,980	$(676,902)	$843,882	(125%)

Our gain on commodity derivatives during 2023, changed by $843.9 million, or 125%, from a loss during 2022 primarily due to changes in commodity prices relative to our strike price.

Income from equity affiliates

Our income from equity method investments was $0.4 million in 2023 and $4.6 million in 2022. The decrease was primarily due to a gain on sale of substantially all of the oil and gas assets held by Exaro in 2022.

Income tax benefit (expense)

For the years ended December 31, 2023 and 2022 we recognized income tax expense of $23.2 million and $36.3 million, respectively, for an effective tax rate of 6.7% and 7.0%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. Our effective tax rate decreased in 2023 due to additional permanent items and an increased valuation allowance in 2022 offset by the increase to our ownership of OpCo in 2023.

Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP)

Adjusted EBITDAX and Levered Free Cash Flow are supplemental non-GAAP financial measures used by our management to assess our operating results and liquidity. See “—Non-GAAP financial measures” section below for their definitions and application.

The following tables present reconciliations of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures calculated in accordance with GAAP:

	Year Ended December 31,
	2023	2022	$ Change	% Change
(in thousands)
Net income (loss)	$321,991	$480,600	$(158,609)	(33)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	145,807	95,937
Income tax expense (benefit)	23,227	36,291
Depreciation, depletion and amortization	675,782	532,926
Exploration expense	9,328	3,425
Non-cash (gain) loss on derivatives	(320,714)	(102,358)
Impairment expense	153,495	142,902
Non-cash equity-based compensation expense	82,936	38,063
Gain on sale of assets	—	(4,641)
Other (income) expense	282	(949)
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(30,563)	(39,070)
Transaction and nonrecurring expenses (1)	22,632	34,051
Settlement of acquired derivative contracts	(61,455)	(49,929)
Adjusted EBITDAX (non-GAAP)	$1,022,748	$1,167,248	$(144,500)	(12)%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash deferred financing cost amortization	(132,981)	(87,043)
Current income tax benefit (expense)	(494)	(3,113)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(753)	(18,160)
Development of oil and natural gas properties	(578,316)	(624,880)
Levered Free Cash Flow (non-GAAP)	$310,204	$434,052	$(123,848)	(29%)

(1)Transaction and nonrecurring expenses of $22.6 million during the year ended December 31, 2023 were primarily related to the Western Eagle Ford Acquisitions and the Merger Transactions. Transaction and nonrecurring expenses of $34.1 million for the year ended December 31, 2022 were primarily related to (i) legal, consulting, transition service agreement costs, related restructuring of acquired derivative contracts and other fees incurred for the Uinta Transaction and Merger Transactions, (ii) severance costs subsequent to the Merger Transactions, (iii) merger integration costs and (iv) acquisition and debt transaction related costs.

	Year Ended December 31,
	2023	2022	$ Change	% Change
(in thousands)
Net cash provided by operating activities	$935,769	$1,012,372	$(76,603)	(8)%
Changes in operating assets and liabilities	(72,380)	8,258
Restructuring of acquired derivative contracts	—	51,994
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(30,563)	(39,070)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(753)	(18,160)
Transaction and nonrecurring expenses	22,632	34,051
Other adjustments and operating activities	33,815	9,487
Development of oil and natural gas properties	(578,316)	(624,880)
Levered Free Cash Flow (non-GAAP)	$310,204	$434,052	$(123,848)	(29)%

Adjusted EBITDAX decreased by $144.5 million or 12% in 2023, compared to 2022, driven primarily by lower realized prices, partially offset by additional production and Adjusted EBITDAX generated by the Western Eagle Ford Acquisitions and the Uinta Transaction.

Levered Free Cash Flow decreased by $123.8 million or 29% in 2023 compared to 2022, driven primarily by decreased Adjusted EBITDAX of $144.5 million, partially offset by $46.6 million of decreased capital expenditures. Our reinvestment rate was 65% in 2023 compared to a reinvestment rate of 59% during 2022.

Liquidity and capital resources

Our primary sources of liquidity are cash flow from operations, proceeds from equity and debt offerings and borrowings under a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the “Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. Our primary expected uses of capital are for dividends to shareholders, our share repurchase program, debt repayment, development of our existing assets and acquisitions.

Our development program is designed to prioritize the generation of meaningful free cash flow and attractive risk-adjusted returns, and is inherently flexible, with the ability to scale our capital program as necessary to react to the existing market environment and ongoing asset performance. See “—Development program and capital budget” above for additional discussion of our capital program.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	At December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$2,974	$—
Long-term debt	1,694,375	1,247,558

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$935,769	$1,012,372
Net cash used in investing activities	(1,398,800)	(1,124,344)
Net cash (used in) provided by financing activities	456,456	(7,841)

Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2023 decreased by $76.6 million, or 8%, compared to 2022, primarily due to lower realized pricing partially offset by working capital changes. In addition, net cash provided by operating activity for the year ended December 31, 2022, was impacted by a $52.0 million restructuring of certain oil commodity derivative contracts acquired in connection with the Uinta Transaction.

Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2023 increased by $274.5 million, or 24%, compared to 2022. Our Acquisitions of oil and gas properties of $849.3 million in 2023 was driven primarily by our Western Eagle Ford Acquisitions while the 2022 acquisitions of $626.6 million was driven by the Uinta Transaction. Our cash expenditures related to the Development of oil and natural gas properties decreased by $11.4 million, and we had $64.3 million lower proceeds from the sale of oil and natural gas properties.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2023 was $456.5 million, an increase of $464.3 million, driven by additional debt borrowings in 2023 of $233.4 million, $145.7 million from our Equity Issuance and $53.5 million higher cash outflow in 2022 related to redeemable NCI repurchases and tax distributions.

Debt agreements

Senior Notes

On February 1, 2023, we issued $400.0 million aggregate principal amount of the Original 2028 Notes at par. In July 2023 we issued an additional $300.0 million aggregate principal amount of the July 2028 Notes at 98.000% of par, in September 2023 we issued an additional $150.0 million aggregate principal amount of the September 2028 Notes at 101.125% of par, and in December 2023 we issued an additional $150.0 million aggregate principal amount of the December 2028 Notes at 102.125% of par. These four issuances of the 2028 Notes are treated as a single series of securities under the indenture governing the Original 2028 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price. The 2028 Notes interest is payable on February 15 and August 15 of each year and mature on February 15, 2028.

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

On May 6, 2021, we issued $500.0 million aggregate principal amount of senior notes due 2026 at par (the "Original 2026 Notes"). In February 2022, we issued an additional $200.0 million aggregate principal amount of our senior notes due 2026 at 101% of par (the "Additional 2026 Notes" and, together with the Original 2026 Notes, the "2026 Notes"). Both issuances of the 2026 Notes are treated as a single series and vote together as a single class, and have identical terms and conditions, other than the issue date, the issue price and the first interest payment. The 2026 Notes bear interest at an annual rate of 7.250%, which is payable on May 1 and November 1 of each year and mature on May 1, 2026.

We may, at our option, redeem all or a portion of the 2026 Notes at any time on or after May 1, 2023 at certain redemption prices.

The Senior Notes are our senior unsecured obligations and the Senior Notes and the related guarantees rank equally in right of payment with the borrowings under the Revolving Credit Facility and any of our other future senior indebtedness and senior to any of our future subordinated indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of our existing and future subsidiaries that will guarantee the Revolving Credit Facility. The Senior Notes and the guarantees are effectively subordinated to all of our secured indebtedness (including all borrowings and other obligations under the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any future subsidiaries that do not guarantee the Senior Notes.

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

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Finance entered into the Revolving Credit Facility. The Revolving Credit Facility matures on September 23, 2027. At December 31, 2023, we had $23.5 million of outstanding borrowings under the Revolving Credit Facility and $14.4 million in outstanding letters of credit, our elected commitment amount was $1.3 billion, and we had $1,262.1 million of available borrowings.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR"), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.50% per year. Our weighted average interest rate on loan amounts outstanding as of December 31, 2023 and 2022 was 9.75% and 6.98%, respectively.

The borrowing base under the Revolving Credit Facility was $2.0 billion as of December 31, 2023. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

We expect to fund our 2024 capital program, excluding acquisitions through cash flow from operations. The amount and timing of capital expenditures on development of oil and natural gas properties is substantially within our control due to the held-by-production nature of our assets. We regularly review our capital expenditures throughout the year and could choose to adjust our investments based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes and related Standardized Measure. These risks could materially affect our business, financial condition and results of operations.

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Total development of oil and natural gas properties	$578,316	$624,880
Change in accruals and other non-cash adjustments	3,034	(32,173)
Cash used in development of oil and natural gas properties	581,350	592,707
Cash used in acquisition of oil and natural gas properties	849,254	626,620
Non-cash acquisition of oil and natural gas properties	—	—
Total expenditure on acquisition and development of oil and natural gas properties	$1,430,604	$1,219,327

The decrease in our development of oil and natural gas properties costs in 2023 is primarily related to the timing of our operations. We used cash of $849.3 million in 2023 for the acquisitions of oil and natural gas properties, primarily related to Western Eagle Ford Acquisitions, as compared to $626.6 million in 2022, primarily related to the Uinta Transaction. See “Notes to Combined and Consolidated Financial Statements—NOTE 3 - Acquisitions and Divestitures in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Contractual obligations

The following table presents our material contractual obligations at December 31, 2023:

(in thousands)	Due within one year	Due after one year	Total
Long-term debt – principal (1)	$—	$1,723,500	$1,723,500
Fixed rate long-term debt – interest (2)	143,250	399,875	543,125
Derivative liabilities	42,051	—	42,051
Asset retirement obligations (3)	26,741	418,319	445,060
Oil and natural gas transportation and gathering agreements (4)	70,986	304,298	375,284
Total	$283,028	$2,845,992	$3,129,020

(1)Long-term debt represents our outstanding borrowings as of December 31, 2023 consisting of our Senior Notes; maturing on May 1, 2026 and February 15, 2028) and borrowings under our Revolving Credit Facility (maturing on September 23, 2027).
(2)Excludes variable rate debt interest payments and commitment fees related to the Company's Revolving Credit Facility.
(3)Amounts represent estimated discounted costs for future dismantlement and abandonment of our oil and natural gas properties. See "Notes to Combined and Consolidated Financial Statements—NOTE 9 - Asset Retirement Obligation" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional discussion of our asset retirement obligations.
(4)Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure transportation of our oil and natural gas production to market, as well as, pipeline, processing and storage capacity.

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

The incentive compensation portion relates to certain equity-classified and liability-classified profits interests awards issued by our subsidiaries (collectively, “Profits Awards”). These Profits Awards contain different vesting conditions ranging from performance-based conditions that vest upon the achievement of certain return thresholds to time-based service requirements ranging from one year to four years. Compensation cost for these awards is presented within General and administrative expense on our combined and consolidated statements of operations. As of December 31, 2023, (i) unrecognized compensation cost related to unvested equity-classified profits interest awards was $63.1 million, and (ii) we carried $5.8 million in Other long term liabilities on the consolidated balance sheet and had unrecognized compensation of $3.8 million related to unvested liability-classified profits interest awards. Actual amounts paid towards equity-classified profits interests awards in the future will be shown as distributions to non-controlling interests in our consolidated financial statements, and may differ from the amounts shown for unrecognized compensation cost related to unvested equity-classified profits interest awards.

For additional information, see "Notes to Combined and Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends of $0.53 per share of our Class A Common Stock to shareholders during the year ended December 31, 2023.

On March 4, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the fourth quarter of 2023. The quarterly dividend is payable on March 28, 2024 to shareholders of record as of the close of business on March 15, 2024. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). Such repurchase may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of shares.

The IRA 2022 provides for, among other things, the imposition of a 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations, such as Crescent, after December 31, 2022. Accordingly, this excise tax will apply to our stock repurchase program. The Biden Administration has proposed increasing the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.

Critical accounting estimates

Our significant accounting policies are described in "Notes to Combined and Consolidated Financial Statements—NOTE 2 – Summary of Significant Accounting Policies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. The Company's combined and consolidated financial statements are prepared in accordance with GAAP. The preparation of combined and consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following is a discussion of the accounting policies, estimates and judgments that management believes are most significant in the application of GAAP used in the preparation of our combined and consolidated financial statements. These accounting policies, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors, including those outside of our control could have significant adverse impact to our financial condition, results of operations and cash flows.

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

When determining the December 31, 2023 proved reserves for each property, the benchmark prices issued by the SEC were adjusted using price differentials that account for property-specific quality and location differences. If the future average crude oil prices are below the average prices used to determine proved reserves at December 31, 2023, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves, due to numerous factors (including future crude oil price and performance revisions). For further discussion of risks associated with our estimation of proved reserves, see "Part I., Item 1A. Risk Factors."

Estimates of proved reserves are key components of our most significant financial estimates including the computation of depreciation, depletion and amortization ("DD&A") and impairment of proved oil and natural gas properties.

Oil and natural gas properties

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. See "Notes to Combined and Consolidated Financial Statements—NOTE 2 – Summary of Significant Accounting Policies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for further discussion of the accounting policies applicable to the successful efforts method of accounting.

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

Depreciation, depletion and amortization

DD&A of oil and natural gas producing properties is determined on a field-by-field basis using the units-of-production method. During the years ended December 31, 2023, 2022, and 2021, we recognized DD&A expense of $675.8 million, $532.9 million, and $312.8 million, respectively.

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
•Future commodity prices, which are based on publicly available forward commodity prices for a period of time and then escalated thereafter. A decrease in estimated future commodity prices will decrease the fair value of our oil and natural gas properties.
•Future capital requirements, which are based on our internal forecasts and supported by the underlying cash flows generated from our oil and natural gas assets.
•Discount rate commensurate with the risk associated with realizing projected cash flows, which is based on a variety of factors, including market and economic conditions, as well as operational and regulatory risk.

During the years ended December 31, 2023 and 2022, we determined that there were triggering events requiring an evaluation of whether the carrying value of our oil and natural gas properties was recoverable. Following an assessment of our oil and natural gas properties, during the years ended December 31, 2023 and 2022, we recorded impairment expense of $149.6 million and $65.2 million, respectively. We did not incur any impairment expense during the year ended December 31, 2021. As of December 31, 2023, the carrying value of certain of our conventional assets in Wyoming in proved oil and natural gas properties was $214.5 million. At the current forward commodity price curve, these assets have limited cushion between their carrying value and estimated undiscounted cash flows. A further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

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

Income taxes

Prior to the Merger Transactions, we were organized as Delaware limited liability companies and Delaware limited partnerships and were treated as flow-through entities for U.S. federal income tax purposes. As a result, our tax provision for the year ended December 31, 2021 was minimal. Subsequent to the Merger Transactions, we are subject to U.S. federal income and state tax on our allocable share of any taxable income of OpCo. The amount of income taxes recorded by the Company requires interpretations of complex rules and regulations of various tax jurisdictions throughout the United States. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and tax credit carryforwards. We routinely assess the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We routinely assess potential uncertain tax positions and, if required, establish accruals for such amounts. The accruals for deferred tax assets and liabilities, including deferred state income tax assets and liabilities, are subject to significant judgment and are reviewed and adjusted routinely based on changes in facts and circumstances. Although we consider our tax accruals adequate, material changes in these accruals may occur in the future, based on the impact of tax audits, changes in legislation and resolution of pending or future tax matters. Refer to "Notes to Combined and Consolidated Financial Statements—NOTE 11 – Income Taxes" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

New and revised accounting standards

See “Notes to Combined and Consolidated Financial Statements—NOTE 2 – Summary of Significant Accounting Policies” in Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Non-GAAP financial measures

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes financial and liquidity measures that have not been calculated in accordance with U.S. GAAP. These non-GAAP measures include the following:
•Adjusted EBITDAX; and
•Levered Free Cash Flow.

These are supplemental non-GAAP financial and liquidity measures used by our management to assess our operating results and assist us make our investment decisions. We believe that the presentation of these non-GAAP measures provides investors with greater transparency with respect to our results of operations, as well as liquidity and capital resources, and that these measures are useful for period-to-period comparison of results.

We define Adjusted EBITDAX as net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization, exploration expense, non-cash gain (loss) on derivatives, impairment expense, non-cash equity-based compensation, (gain) loss on sale of assets, other (income) expense and transaction and nonrecurring expenses. Additionally, we further subtract certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation and settlement of acquired derivative contracts.

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

We define Levered Free Cash Flow as Adjusted EBITDAX less interest expense, excluding non-cash deferred financing cost amortization, current income tax benefit (expense), tax-related redeemable noncontrolling interest distributions made by OpCo and development of oil and natural gas properties. Levered Free Cash Flow does not take into account amounts incurred on acquisitions.

Levered Free Cash Flow is not a measure of liquidity as determined by GAAP. Levered Free Cash Flow is a supplemental non-GAAP liquidity measure that is used by our management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Levered Free Cash Flow is a useful liquidity measure because it allows for an effective evaluation of our operating and financial performance and the ability of our operations to generate cash flow that is available to reduce leverage or distribute to our equity holders. Levered Free Cash Flow should not be considered as an alternative to, or more meaningful than, Net cash flow provided by operating activities as determined in accordance with GAAP, of which such measure is the most comparable GAAP measure, or as an indicator of actual liquidity, operating performance or investing activities. Our computations of Levered Free Cash Flow may not be comparable to other similarly titled measures of other companies.

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

As of December 31, 2023, our derivative portfolio had an aggregate notional value of approximately $1.7 billion, and the fair market value of our commodity derivative contracts was a net asset of $20.3 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at December 31, 2023, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $130.4 million. If prices decreased by 10%, our derivative position would change by approximately $124.7 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

Derivative assets and liabilities are classified on the consolidated balance sheets as risk management assets and liabilities. We use derivative instruments and enter into swap contracts which are governed by International Swaps and Derivatives Association (“ISDA”) master agreements. Amounts not offset on the consolidated balance sheets represent positions that do not meet all of the conditions to be netted on such balance sheet, such as the legally enforceable right of offset or the execution of a master netting arrangement. See "Notes to Combined and Consolidated Financial Statements, NOTE 5 – Derivatives" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional discussion.

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

For the years ended December 31, 2023, 2022 and 2021, we had certain major customers that exceeded 10% of total revenues. See "Part I., Items 1 and 2. Business and Properties—Marketing and customers.” We do not believe the loss of any single customer would materially impact its operating results because oil, natural gas and NGLs are fungible products with well-established markets and numerous purchasers.

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

Interest rate risk

At December 31, 2023, we had $23.5 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of each 1% (or 100 basis point) increase or decrease in the average interest rate would result in an approximately $0.2 million increase or decrease in interest expense per year on our variable rate debt outstanding at December 31, 2023.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
CRESCENT ENERGY COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Crescent Energy Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crescent Energy Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related combined and consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Proved Oil and Natural Gas Properties – Oil and Natural Gas Reserves – Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
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
During the year ended December 31, 2023, certain of the Company's proved oil and natural gas properties were reduced to their fair value, resulting in an impairment to their carrying values which was included in impairment expense within the combined and consolidated statement of operations. Management estimated the fair value of the proved oil and natural gas properties using the income valuation technique which incorporates the application of a discount rate commensurate with the risk and current market conditions associated with realizing the projected cash flows.
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
•We tested the operating effectiveness of controls related to the Company’s estimation of an appropriate discount rate.
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

/s/ Deloitte & Touche LLP

Houston, Texas
March 4, 2024

We have served as the Company’s auditor since 2021.

CRESCENT ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in thousands, except share and unit data)
ASSETS
Current assets:
Cash and cash equivalents	$2,974	$—
Accounts receivable, net	504,630	457,071
Accounts receivable – affiliates	2,108	2,681
Derivative assets – current	54,321	14,878
Prepaid expenses	40,406	13,241
Other current assets	11,213	28,868
Total current assets	615,652	516,739
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	8,574,478	7,113,819
Unproved	283,324	314,255
Oil and natural gas properties at cost, successful efforts method	8,857,802	7,428,074
Field and other property and equipment, at cost	198,570	176,831
Total property, plant and equipment	9,056,372	7,604,905
Less: accumulated depreciation, depletion, amortization and impairment	(2,940,546)	(2,167,135)
Property, plant and equipment, net	6,115,826	5,437,770
Derivative assets – noncurrent	8,066	—
Investments in equity affiliates	6,076	15,038
Other assets	57,715	50,302
TOTAL ASSETS	$6,803,335	$6,019,849

The accompanying notes to financial statements are an integral part of these combined and consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in thousands, except share and unit data)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$613,543	$524,690
Accounts payable – affiliates	52,607	27,652
Derivative liabilities – current	42,051	312,975
Financing lease obligations – current	4,233	3,341
Other current liabilities	37,823	25,091
Total current liabilities	750,257	893,749
Long-term debt	1,694,375	1,247,558
Derivative liabilities – noncurrent	—	63,737
Asset retirement obligations	418,319	346,868
Deferred tax liability	262,581	147,348
Financing lease obligations – noncurrent	7,066	7,412
Other liabilities	35,019	14,183
Total liabilities	3,167,617	2,720,855
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,901,208	2,436,703
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 92,680,353 and 49,433,154 shares issued, and 91,608,800 and 48,282,163 shares outstanding as of December 31, 2023 and 2022, respectively	9	5
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 88,048,124 and 118,645,323 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	12
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of December 31, 2023 and 2022	—	—
Treasury stock, at cost; 1,071,553 and 1,150,991 shares of Class A common stock as of December 31, 2023 and 2022, respectively	(17,143)	(18,448)
Additional paid-in capital	1,626,501	804,587
Retained earnings	95,447	61,957
Noncontrolling interests	29,687	14,178
Total equity	1,734,510	862,291
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,803,335	$6,019,849

The accompanying notes to financial statements are an integral part of these combined and consolidated financial statements

CRESCENT ENERGY COMPANY
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Revenues:
Oil	$1,750,961	$1,969,070	$883,087
Natural gas	371,066	766,962	354,298
Natural gas liquids	192,870	268,192	185,530
Midstream and other	67,705	52,841	54,062
Total revenues	2,382,602	3,057,065	1,476,977
Expenses:
Lease operating expense	495,380	438,753	243,501
Workover expense	58,441	66,864	10,842
Asset operating expense	86,593	78,709	45,940
Gathering, transportation and marketing	235,153	177,078	187,059
Production and other taxes	162,963	238,381	108,992
Depreciation, depletion and amortization	675,782	532,926	312,787
Impairment expense	153,495	142,902	—
Exploration expense	9,328	3,425	1,180
Midstream operating expense	39,809	13,513	13,389
General and administrative expense	140,918	84,990	78,342
Gain on sale of assets	—	(4,641)	(8,794)
Total expenses	2,057,862	1,772,900	993,238
Income (loss) from operations	324,740	1,284,165	483,739
Other income (expense):
Gain (loss) on derivatives	166,980	(676,902)	(866,020)
Interest expense	(145,807)	(95,937)	(50,740)
Other income (expense)	(282)	949	120
Income from equity affiliates	(413)	4,616	368
Total other income (expense)	20,478	(767,274)	(916,272)
Income (loss) before taxes	345,218	516,891	(432,533)
Income tax benefit (expense)	(23,227)	(36,291)	306
Net income (loss)	321,991	480,600	(432,227)
Less: net (income) loss attributable to Predecessor	—	—	339,168
Less: net (income) loss attributable to noncontrolling interests	(472)	(2,669)	14,922
Less: net (income) loss attributable to redeemable noncontrolling interests	(253,909)	(381,257)	58,761
Net income (loss) attributable to Crescent Energy	$67,610	$96,674	$(19,376)
Net income (loss) per share:
Class A – basic	$1.02	$2.20	$(0.46)
Class A – diluted	$1.02	$2.20	$(0.46)
Class B – basic and diluted	$—	$—	$—
Weighted average shares outstanding:
Class A – basic	66,598	43,865	41,954
Class A – diluted	67,402	44,112	41,954
Class B – basic and diluted	104,271	124,857	127,536

The accompanying notes to financial statements are an integral part of these combined and consolidated financial statements

CRESCENT ENERGY COMPANY
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Predecessor		Crescent Energy Company
	Class A Units	Members' Equity	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,220	$2,716,892	—	$—	—	$—	—	$—	—	$—	$—	$—	$176,268	$2,893,160
Net loss attributable to Predecessor	—	(339,168)	—	—	—	—	—	—	—	—	—	—	—	(339,168)
Contributions	—	7,275	—	—	—	—	—	—	—	—	—	—	35,460	42,735
Distributions	—	(35,331)	—	—	—	—	—	—	—	—	—	—	(1,175)	(36,506)
Noncontrolling Interest Carve-out	—	—	—	—	—	—	—	—	—	—	—	—	(121,872)	(121,872)
April 2021 exchange	10	62,051	—	—	—	—	—	—	—	—	—	—	(62,051)	—
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(2,462)	(2,462)
Merger Transactions	(1,230)	(2,411,719)	43,105	4	127,536	13	1	—	—	—	712,341	—	—	(1,699,361)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,376)	(14,922)	(34,298)
Equity-based compensation, net of withholding taxes	—	—	(1,151)	—	—	—	—	—	1,151	(18,448)	23,987	—	3,189	8,728
Cancellation of OpCo Units associated with repurchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(16,091)	—	—	(16,091)
Change in deferred taxes attributable to change in OpCo ownership	—	—	—	—	—	—	—	—	—	—	(221)	—	—	(221)
Balance at December 31, 2021	—	$—	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$720,016	$(19,376)	$12,435	$694,644

The accompanying notes to financial statements are an integral part of these combined and consolidated financial statements

CRESCENT ENERGY COMPANY
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$720,016	$(19,376)	$12,435	$694,644
Net income (loss)	—	—	—	—	—	—	—	—	—	96,674	2,669	99,343
Contributions	—	—	—	—	—	—	—	—	—	—	1,533	1,533
Distributions	—	—	—	—	—	—	—	—	—	—	(7,884)	(7,884)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(4,060)	(4,060)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(12,168)	(15,341)	—	(27,509)
Equity based compensation	—	—	—	—	—	—	—	—	6,899	—	9,485	16,384
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(26,351)	—	—	(26,351)
Change in deferred taxes related to basis differences associated with the Equity Transactions	—	—	—	—	—	—	—	—	(5,599)	—	—	(5,599)
Change in equity associated with the Equity Transactions	6,328	1	(8,891)	(1)	—	—	—	—	121,790	—	—	121,790
Balance at December 31, 2022	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$804,587	$61,957	$14,178	$862,291
Net income (loss)	—	—	—	—	—	—	—	—	—	67,610	472	68,082
Contributions	—	—	—	—	—	—	—	—	—	—	4,738	4,738
Distributions	—	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(34,120)	—	(34,120)
Equity based compensation	80	—	—	—	—	—	(80)	1,305	25,681	—	12,799	39,785
Change in deferred taxes related to basis differences associated with the Class A Conversions	—	—	—	—	—	—	—	—	(79,378)	—	—	(79,378)
Change in equity associated with the Class A Conversions	30,597	3	(30,597)	(3)	—	—	—	—	679,567	—	—	679,567
Change in deferred taxes related to basis differences associated with the Equity Issuance	—	—	—	—	—	—	—	—	(13,122)	—	—	(13,122)
Change in equity associated with the Equity Issuance	12,650	1	—	—	—	—	—	—	209,166	—	—	209,167
Balance at December 31, 2023	91,609	$9	88,048	$9	1	$—	1,071	$(17,143)	$1,626,501	$95,447	$29,687	$1,734,510

The accompanying notes to financial statements are an integral part of these combined and consolidated financial statements

CRESCENT ENERGY COMPANY
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:	(in thousands)
Net income (loss)	$321,991	$480,600	$(432,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	675,782	532,926	312,787
Impairment expense	153,495	142,902	—
Deferred income tax expense (benefit)	22,733	33,178	(935)
Gain on sale of oil and natural gas properties	—	(4,641)	(8,794)
(Gain) loss on derivatives	(166,980)	676,902	866,020
Net cash (paid) received on settlement of derivatives	(153,734)	(779,260)	(535,269)
Non-cash equity-based compensation expense	82,936	38,063	39,919
Amortization of debt issuance costs and discount	12,826	8,894	7,647
Write-off of debt issuance costs	—	—	2,541
Restructuring of acquired derivative contracts	—	(51,994)	—
Settlement of acquired derivative contracts	(61,455)	(49,929)	—
Other	(24,205)	(7,011)	(928)
Changes in operating assets and liabilities:
Accounts receivable	(42,091)	(128,820)	(71,301)
Accounts receivable – affiliates	573	18,360	(20,333)
Prepaid and other current assets	(6,523)	(24,932)	39,986
Accounts payable and accrued liabilities	91,822	127,620	31,110
Accounts payable – affiliates	20,773	12,044	(358)
Other	7,826	(12,530)	3,282
Net cash provided by operating activities	935,769	1,012,372	233,147
Cash flows from investing activities:
Development of oil and natural gas properties	(581,350)	(592,707)	(155,607)
Acquisitions of oil and natural gas properties, net of cash acquired	(849,254)	(626,620)	(115,076)
Proceeds from the sale of oil and natural gas properties	28,946	93,203	25,723
Purchases of restricted investment securities – HTM	(12,428)	(8,956)	(8,537)
Maturities of restricted investment securities – HTM	12,522	7,200	11,703
Other	2,764	3,536	(2,801)
Net cash used in investing activities	$(1,398,800)	$(1,124,344)	$(244,595)

The accompanying notes to financial statements are an integral part of these combined and consolidated financial statements

CRESCENT ENERGY COMPANY
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	$984,625	$199,250	$490,625
Revolving Credit Facility borrowings	2,283,800	1,385,000	702,000
Revolving Credit Facility repayments	(2,819,748)	(1,369,000)	(159,000)
Payment of debt issuance costs	(7,241)	(20,051)	(14,611)
Prior Credit Agreement borrowings	—	—	53,900
Prior Credit Agreement repayments	—	—	(804,975)
Proceeds from the Equity Issuance after underwriting fees	145,665	—	—
Payment of Equity Issuance costs	(2,340)	—	—
Redeemable noncontrolling interest contributions	1,238	5,985	—
Redeemable noncontrolling interest distributions	(417)	(213)	—
Repayments of debt acquired in Merger Transactions	—	—	(140,000)
Dividend to Class A common stock	(34,120)	(27,509)	—
Distributions to redeemable noncontrolling interests related to Class A common stock dividend	(56,259)	(78,855)	—
Distributions to redeemable noncontrolling interests related to Manager Compensation	(33,236)	(32,250)	—
Distributions to redeemable noncontrolling interests related to income taxes	(798)	(18,118)	—
Repurchase of redeemable noncontrolling interests related to Equity Transactions	—	(36,220)	—
Noncontrolling interest contributions	1,771	55	35,460
Repurchase of noncontrolling interest	—	(4,060)	(2,462)
Member distributions	—	—	(35,331)
Noncontrolling interest distributions	(2,500)	(6,477)	(1,695)
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(72)	—	(18,448)
Other and member contributions	(3,912)	(5,378)	(318)
Net cash provided by (used in) financing activities	456,456	(7,841)	105,145
Net change in cash, cash equivalents and restricted cash	(6,575)	(119,813)	93,697
Cash, cash equivalents and restricted cash, beginning of period	15,304	135,117	41,420
Cash, cash equivalents, and restricted cash, end of period	$8,729	$15,304	$135,117

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

NOTE 1 – Organization and Basis of Presentation

Organization

We are a differentiated U.S. energy company committed to delivering value for shareholders through a disciplined growth through acquisition strategy and consistent return of capital. Our portfolio of low-decline, cash-flow oriented assets comprises both mid-cycle unconventional and conventional assets with a long reserve life and deep inventory of low-risk, high-return development locations in the Eagle Ford and Uinta basins.

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

Corporate Structure

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” with substantially all of our assets and operations held by Crescent Energy OpCo LLC ("OpCo"). Crescent is a holding company, the sole material assets of which are units of OpCo ("OpCo Units"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within NOTE 14 - Related Party Transactions. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 8 - Debt. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate KKR & Co. Inc. (together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

Basis of Presentation

Our combined and consolidated financial statements (the “financial statements”) include the accounts of the Company and its subsidiaries after the elimination of intercompany transactions and balances and are presented in accordance with U.S. general accepted accounting principles (“GAAP”). We have no elements of other comprehensive income for the periods presented.

In connection with the series of transactions completed on December 7, 2021 (the "Merger Transactions"), Independence Energy LLC ("Independence") merged with and into OpCo in a common control transaction that is referred to herein as the "Crescent Reorganization." The contribution of the assets and liabilities of Independence in connection with the Crescent Reorganization was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests. Because the Crescent Reorganization resulted in changes in the reporting entity, and in order to furnish comparative financial information prior to the Crescent Reorganization, our financial statements have been retrospectively recast to reflect the historical accounts of Independence, our accounting predecessor (the "Predecessor"), on a combined basis.

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which, as of December 31, 2023 and 2022, respectively, is owned approximately 51% and 29% by Crescent and approximately 49% and 71% by holders of our redeemable noncontrolling interests representing former owners of

Independence, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. As the sole managing member of OpCo, Crescent is responsible for all operational, management and administrative decisions related to OpCo’s business. Because the unit holders of OpCo lack the characteristics of a controlling financial interest, OpCo was determined to be a variable interest entity. Crescent is considered the primary beneficiary of OpCo as it has both the power to direct OpCo and the right to receive benefits from OpCo. As a result, Crescent consolidates the financial results of OpCo and its subsidiaries, including Crescent Energy Finance LLC. See “— Corporate Structure” above for more information regarding our corporate structure.

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

NOTE 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use historical experience and various other assumptions and information that are believed to be reasonable under the circumstances in developing our estimates and judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results may differ from these estimates. Our significant estimates include the fair value of acquired assets and liabilities, oil and natural gas reserves, impairment of proved and unproved oil and natural gas properties, impairment of goodwill, valuation of derivative instruments and income taxes.

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

Restricted Cash

Restricted cash consists of funds earmarked for a special purpose and therefore not available for immediate and general use. The majority of our restricted cash is comprised of cash that is contractually required to be restricted to pay for the future abandonment of certain wells in California. Restricted cash is included in Other current assets and Other assets on our consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash presented on our consolidated balance sheets to amounts shown in our combined and consolidated statements of cash flows:

	As of December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$2,974	$—	$128,578
Restricted cash – current	261	8,000	—
Restricted cash – noncurrent	5,494	7,304	6,539
Total cash, cash equivalents and restricted cash	$8,729	$15,304	$135,117

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

We establish allowances for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. We estimate uncollectible amounts based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. We consider forecasts of future economic conditions in the estimate of our expected credit losses, in particular whether there is an increase in the probability that our counterparties will be unable to pay their obligations when due, and adjust our allowance for expected credit losses, when necessary. Our allowances for expected credit losses were immaterial as of December 31, 2023 and 2022. We did not incur credit loss expense or bad debt expense related to our accounts receivable during the years ended December 31, 2023, 2022, and 2021. We do not have any off-balance sheet credit exposure related to our customers.

Restricted Investment Securities

We hold U.S. Treasury securities, which are contractually required to be set aside to pay for the future abandonment of certain wells in California. Due to this restriction, we report these investment securities as noncurrent and include them within Other assets on our consolidated balance sheets.

We classify our investment in these debt securities at the acquisition date and re-evaluate the classification at each balance sheet date. We classify debt securities purchased with the positive intent and ability to hold until their maturity date as held-to-maturity investments (“HTM”) and carry these investments at amortized cost. Premiums and discounts on purchases are amortized over the remaining time to maturity of the security and the amortization is recorded as an adjustment to interest income. At each of December 31, 2023 and 2022, we had restricted investment securities – HTM with a carrying value of $7.1 million.

Oil and Natural Gas Properties

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Capitalized costs attributed to the properties are charged as an operating expense through depreciation, depletion and amortization (“DD&A”). Dry hole costs associated with developing proved fields are capitalized. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non-producing leasehold costs are expensed once evaluated and determined to be a dry hole. We incurred exploration expense of $9.3 million, $3.4 million, and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, we recognized depletion expense of $626.6 million, $498.3 million and $300.0 million, respectively.

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

During the years ended December 31, 2023 and 2022, we determined that there were triggering events requiring the evaluation of the recoverability of certain of our oil and natural gas properties. Based on an assessment of our oil and natural gas properties, we recorded impairment expense of $149.6 million and $65.2 million, respectively, during the years ended December 31, 2023 and 2022. We did not incur any impairment expense related to our oil and natural gas properties during the year ended December 31, 2021.

Drilling Advances

We pay advances for certain drilling and completion ("D&C") costs on our non-operated properties, as required by our joint operating agreements. At December 31, 2023 and 2022, we had $1.0 million and $14.7 million, respectively, of outstanding advances on our consolidated balance sheets.

Investments in Equity Affiliates

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

We have a 65% ownership interest in Lost Creek Gathering LLC ("Lost Creek"), but we do not control this entity as our partner has substantive participating rights, and a 9.4% ownership interest in Chama Energy LLC ("Chama"). As of December 31, 2023 and 2022, our equity investment in Lost Creek was $6.1 million and $10.9 million, respectively. At December 31, 2022 we had an equity investment in Chama of $4.2 million. During the year ended December 31, 2023, we identified an indicator that the carrying value of our equity method investment was not recoverable and thus recorded an other-than-temporary impairment charge of $3.9 million.

Debt Issuance Costs

We capitalize costs incurred in connection with obtaining financing associated with our revolving credit facilities and the 2026 Notes and 2028 Notes (collectively, the "Senior Notes") and amortize such costs as additional interest expense over the life of the underlying indebtedness. These costs include fees paid to financial institutions and legal fees. Debt issuance costs associated with our revolving credit facility are included in Other assets in our consolidated balance sheets. Debt issuance costs associated with our Senior Notes are included as a contra-liability in Long-term debt in our consolidated balance sheets.

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

Equity-Based Compensation Awards

Equity-based compensation awards include share-based payments that are issued to employees, directors and non-employees in exchange for services provided to us. Equity-classified share-based payment awards are recognized at fair value on the grant date, and amortized over the life of the award. Liability-classified share-based payment awards are remeasured at fair value until settlement. For awards with service-based vesting conditions only, we recognize compensation cost using straight-line attribution. For awards that contain market or performance conditions we use accelerated attribution. Our policy is to recognize forfeitures as they occur.

Equity-based compensation cost is presented as General and administrative expense on our combined and consolidated statements of operations. See NOTE 13 – Equity-Based Compensation Awards for additional discussion.

Defined Contribution Plan

We offer our employees a defined contribution 401(k) Plan (the “401(k) Plan”) which allows eligible employees to make tax-deferred contributions, not to exceed annual limits established by the Internal Revenue Service. We match 100% of employee contributions up to a certain threshold of compensation with immediate vesting for existing employees. We did not make any contributions to the 401(k) Plan for the year ended December 31, 2021 since the plan's inception began in January 2022 in conjunction with the start of the benefit plan year. During the year ended December 31, 2023 and 2022, we made contributions of $4.2 million and $4.7 million to the plan.

Business Combinations

We recognize the identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity-specific intentions do not impact the measurement of fair value. These fair values are accounted for at the date of acquisition and included in our consolidated balance sheets as of December 31, 2023 and 2022. The results of operations of an acquired business are included in our combined and consolidated statements of operations from the date of the acquisition.

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

The below purchasers represented greater than 10% of our revenues during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Shell Trading US Company	18.3%	20.8%	18.3%
ConocoPhillips	*	15.1%	*

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

Income Taxes

Crescent is a holding company, the sole material assets of which are OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on our allocable share of any taxable income of OpCo. Taxable income or loss generated by OpCo is generally allocated and passed through to the holders of OpCo Units, including Crescent, based on their proportionate share of OpCo Unit ownership, except for activity related to property contributed to OpCo by Contango with a pre-contribution gain which are allocated solely to Crescent.

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

If an arrangement is determined to be a lease, we record the resulting ROU asset on the consolidated balance sheets with offsetting liabilities at the commencement date. We recognize a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant or equipment ("PP&E"), the contract terms are dependent on the use of the PP&E, and we have the ability or right to control the PP&E or to direct others to control the PP&E and receive the majority of the economic benefits of the assets. As of December 31, 2023 and 2022, we had financing right-of-use asset of $18.5 million and $13.1 million in field and other property and equipment, at cost and operating right-of-use asset of $24.2 million and $5.0 million in Other assets.

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

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$—	$76,564
Additions	—	—
Measurement period adjustments	—	1,125
Impairment	—	(77,689)
Balance at end of period	$—	$—

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

See NOTE 9 – Asset Retirement Obligations.

Environmental Expenditures

In addition to our ARO liability, management also reviews our estimates of the cleanup costs of various sites on an annual basis. When it is probable that obligations have been incurred, and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments. We do not discount any of these liabilities. Recoveries for environmental remediation costs from third parties, which are probable of realization, are separately recorded and are not offset against the related environmental liability. As of December 31, 2023 and 2022, we did not have any significant probable environmental remediation costs.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$113,796	$81,920	$35,055
Income tax (refunds) payments	(1,391)	8,164	562
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	83,841	92,518	47,173
Equity consideration for acquisitions, net of cash acquired	—	—	647,579
Right-of-use assets obtained in exchange for leases	29,624	13,343	8,573
April 2021 Exchange and December 2020 Exchange	—	—	62,051
Noncontrolling Interest Carve-out	—	—	(121,872)
Capitalized non-cash equity-based compensation	—	—	3,373

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after

December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 but does not expect a material impact.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, on an annual and interim basis, to provide enhanced disclosures about significant segment expenses, including entities that have a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 but does not expect a material impact.

NOTE 3 – Acquisitions and Divestitures

During the three years ended December 31, 2023, we completed the following acquisitions and divestitures:

Acquisitions

Western Eagle Ford Acquisitions

In July 2023, we consummated the acquisition contemplated by the Purchase and Sale Agreement, dated as of May 2, 2023, between our subsidiary and Comanche Holdings, LLC ("Comanche Holdings") and SN EF Maverick, LLC ("SN EF Maverick," and together with Comanche Holdings, the "Seller"), pursuant to which we agreed to acquire operatorship and incremental working interests (the "July Western Eagle Ford Acquisition") in certain of our existing Western Eagle Ford assets from the Seller for aggregate cash consideration of approximately $592.7 million, including capitalized transaction costs and certain final purchase price adjustments.

In October 2023, we consummated the unrelated acquisition contemplated by the Purchase and Sale Agreement, dated as of August 22, 2023, between our subsidiary and an unaffiliated third party, pursuant to which we agreed to acquire certain incremental working interests in oil and natural gas properties (the "October Western Eagle Ford Acquisition," and together with the July Western Eagle Ford Acquisition, the "Western Eagle Ford Acquisitions") in certain of our existing Western Eagle Ford assets from the seller for aggregate cash consideration of approximately $235.1 million, including certain customary purchase price adjustments.

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

Subsequent to the closing of the Uinta Transaction in 2022, we settled certain acquired oil commodity derivative positions and entered into new commodity derivative contracts for 2022 with a swap price of $75 per barrel for a net cost of $54.1 million, including restructuring fees.

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

The following table summarizes our unaudited pro forma financial information for the year ended December 31, 2021 as if the Contango acquisition occurred on January 1, 2020 (unaudited):

(in thousands)
Revenues	$1,943,741
Net loss	$(432,328)

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

DJ Basin Acquisition

In March 2021, we acquired a portfolio of oil and natural gas mineral assets located in the DJ Basin from an unrelated third-party operator for total consideration of $60.8 million (the "DJ Basin Acquisition"). The DJ Basin Acquisition was funded using cash on hand and borrowings under our Prior Credit Agreements. In conjunction with the DJ Basin Acquisition, we issued equity-based compensation, a portion of which is classified within permanent equity as noncontrolling interest and the remainder of which is classified as other liabilities, to certain parties of the transaction. See NOTE 13 – Equity-Based Compensation Awards.

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our asset acquisitions and business combinations during the periods presented:

	Asset Acquisitions					Business Combinations
	July Western Eagle Ford Acquisition	October Western Eagle Ford Acquisition	Uinta Transaction	DJ Basin Acquisition	Central Basin Platform Acquisition	Contango Merger
	(in thousands)
Consideration transferred:
Cash consideration	$592,735	$235,069	$632,400	$60,800	$60,373	$—
Equity consideration	—	—	—	—	—	654,616
Total	$592,735	$235,069	$632,400	$60,800	$60,373	$654,616
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$—	$—	$14,202
Accounts receivable, net	—	—	—	—	767	151,331
Prepaid and other current assets	355	—	—	—	—	8,275
Oil and natural gas properties - proved	595,025	239,573	785,150	21,645	73,687	1,001,942
Oil and natural gas properties - unproved	22,310	9,819	70,057	39,155	—	—
Field and other property and equipment	—	—	8,374	—	753	6,955
Goodwill	—	—	—	—	—	77,689
Investments in equity affiliates	—	—	—	—	—	15,047
Other assets	—	—	—	—	—	3,514
Accounts payable and accrued liabilities	(12,668)	(5,790)	—	—	(2,236)	(193,195)
Derivative liabilities – current	—	—	(179,696)	—	—	(44,002)
Long-term debt	—	—	—	—	—	(140,000)
Deferred tax liability	—	—	—	—	—	(83,250)
Derivative liabilities – noncurrent	—	—	—	—	—	(14,592)
Asset retirement obligations	(10,541)	(7,908)	(37,203)	—	(12,598)	(142,100)
Other liabilities	(1,746)	(625)	(14,282)	—	—	(7,200)
Net assets acquired	$592,735	$235,069	$632,400	$60,800	$60,373	$654,616

Divestitures

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

Exaro

In April 2022, our equity method investee, Exaro Energy III, LLC ("Exaro"), entered into a purchase and sale agreement to sell its operations in the Jonah Field in Wyoming. During the year ended December 31, 2022, we received a distribution from Exaro of $6.8 million primarily as a result of the sale.

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

NOTE 4 – Property, Plant and Equipment

The following table summarizes our oil and natural gas properties as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(in thousands)
Proved oil and natural gas properties (successful efforts method)	$8,574,478	$7,113,819
Unproved oil and natural gas properties	283,324	314,255
Oil and natural gas properties, at cost	8,857,802	7,428,074
Less: accumulated depreciation, depletion, amortization and impairment	(2,865,095)	(2,102,286)
Oil and natural gas properties, net	$5,992,707	$5,325,788

Other Property

The following table summarizes other property, plant and equipment as of December 31, 2023 and 2022:

	Estimated useful life	As of December 31,
		2023	2022
	(years)	(in thousands)
Gathering and pipeline system	30	$106,023	$106,022
Vehicles	3-5	16,420	13,126
Computers, furniture, and equipment	3-10	7,733	5,799
Buildings and improvements	5-30	13,452	6,008
Land		5,374	5,374
Financing right of use asset	1-5	18,454	13,120
Field inventory		31,114	27,382
Field and other property and equipment, at cost		198,570	176,831
Less: accumulated depreciation, amortization and impairment		(75,451)	(64,849)
Field and other property and equipment, net		$123,119	$111,982

Capitalized Exploratory Well Costs

Capitalized exploratory well costs are included in unproved oil and natural gas properties. As of December 31, 2023 and 2022, we did not have any capitalized exploratory well costs.

NOTE 5 – Derivatives

In the normal course of business, we are exposed to certain risks including changes in the prices of oil, natural gas and NGLs which may impact the cash flows associated with the sale of our future oil and natural gas production. We enter into derivative contracts with lenders under our revolving credit facilities that consist of either a single derivative instrument or a combination of instruments to manage our exposure to these risks. We have variable rate debt outstanding, which is subject to interest rate risk based on volatility in underlying interest rates. Historically, we have, at times, entered into interest rate swaps to reduce the volatility in interest rates on our earnings. Our interest rate swaps matured in 2021 and as such we recorded realized and unrealized gains and losses on our outstanding positions during the year ended December 31, 2021.

As of December 31, 2023, our commodity derivative instruments consisted of fixed price swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of December 31, 2023:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
	(in thousands)				(in thousands)
Crude oil swaps (Bbls):
WTI
2024	12,021	$67.58			$(46,094)
Brent
2024	276	$68.65			$(2,028)
Crude oil collars – WTI (Bbls):
2024	3,588	$64.62	—	$79.54	$3,029
2025(1)	1,460	$60.00	—	$85.00	$(3,867)
Crude oil collars – Brent (Bbls):
2024	110	$65.00	—	$100.00	$288
2025	365	$65.00	—	$91.61	$1,079
Natural gas swaps (MMBtu):
2024	41,080	$3.69			$40,768
Crude oil basis swaps (Bbls):
2024	6,862	$1.49			$(2,651)
Natural gas basis swaps (MMBtu):
2024	25,109	$(0.01)			$3,399
2025	5,037	$0.32			$(380)
Calendar Month Average ("CMA") roll swaps (Bbls):
2024	6,862	$0.36			$1,336
Natural gas collars (MMBtu):
2024	18,300	$3.38	—	$4.56	$14,223
2025	58,765	$3.00	—	$6.03	$11,234
Total					$20,336

(1)     Represents outstanding crude oil collar options exercisable by the counterparty until December 16, 2024.

We use derivative commodity instruments and enter into swap contracts which are governed by International Swaps and Derivatives Association master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts at December 31, 2023 and 2022:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
December 31, 2023
Assets:
Derivative assets – current	$93,720	$(39,399)	$54,321
Derivative assets – noncurrent	22,686	(14,620)	8,066
Total assets	$116,406	$(54,019)	$62,387
Liabilities:
Derivative liabilities – current	$(81,450)	$39,399	$(42,051)
Derivative liabilities – noncurrent	(14,620)	14,620	—
Total liabilities	$(96,070)	$54,019	$(42,051)
December 31, 2022
Assets:
Derivative assets – current	$21,880	$(7,002)	$14,878
Derivative assets – noncurrent	10,338	(10,338)	—
Total assets	$32,218	$(17,340)	$14,878
Liabilities:
Derivative liabilities – current	$(319,977)	$7,002	$(312,975)
Derivative liabilities – noncurrent	(74,075)	10,338	(63,737)
Total liabilities	$(394,052)	$17,340	$(376,712)

See NOTE 6 – Fair Value Measurements for more information.

The amount of realized and unrealized gain (loss) recognized in Gain (loss) on derivatives in our combined and consolidated statements of operations was as follows for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
	2023	2022	2021
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(171,274)	$(395,147)	$(180,572)
Realized loss on early settlement of certain oil positions	—	—	(198,688)
Realized gain (loss) on natural gas positions	(1,022)	(327,098)	(80,253)
Realized gain (loss) on NGL positions	18,562	(57,015)	(68,766)
Realized gain (loss) on interest hedges	—	—	(7,373)
Total realized gain (loss)	(153,734)	(779,260)	(535,652)
Unrealized gain (loss) on commodity hedges	320,714	102,358	(337,715)
Unrealized gain (loss) on interest hedges	—	—	7,347
Total unrealized gain (loss)	320,714	102,358	(330,368)
Total gain (loss) on derivatives	$166,980	$(676,902)	$(866,020)

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

Recurring Fair Value Measurements

The following table presents the location and fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023
Financial assets:
Derivative assets	$—	$116,406	$—	$116,406
Financial Liabilities:
Derivative liabilities	$—	$(96,070)	$—	$(96,070)
December 31, 2022
Financial assets:
Derivative assets	$—	$32,218	$—	$32,218
Financial Liabilities:
Derivative liabilities	$—	$(394,052)	$—	$(394,052)

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

As stated in NOTE 2 - Summary of Significant Accounting Policies, our oil and natural gas properties were written down to their fair value resulting in an impairment expense. During the year ended December 31, 2023, we recorded impairment expense of $153.5 million related to Oil and natural gas properties and Investments in equity affiliates. We recorded an impairment of $149.6 million related to Oil and natural gas properties with a carrying value of $238.1 million that was determined to not be recoverable and a fair value of $88.5 million. We also recorded an other-than-temporary impairment of $3.9 million related to Investments in equity affiliates for an investment that was determined to be fully impaired. During the year ended December 31, 2022, in connection with our annual goodwill impairment test, we recorded impairment charges of $142.9 million, including $77.7 million related to Goodwill that was fully impaired and $65.2 million related to Oil and natural gas properties with a carrying value of $183.2 million that was determined to not be recoverable and a fair value of $118.0 million. The fair value was determined using a discounted cash flow model based on the expected present value of the future net cash flows from our oil and natural gas reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include estimates of (i) future prices based on the forward commodity price curve as of December 31, 2023, (ii) production costs, development expenditures and anticipated production, based on our 2023 net proved reserves, and (iii) a risk-adjusted discount rate of 10%.

Our other non-recurring fair value measurements include the estimates of the fair value of assets and liabilities acquired through business combinations. The Contango Merger was accounted for using the acquisition method under GAAP, which requires all assets acquired and liabilities assumed in the acquisitions to be recorded at fair values at the acquisition date of each transaction. Oil and natural gas properties were valued based on an income approach using a discounted cash flow model utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. Net derivative liabilities assumed in the acquisitions were valued based on Level 2 inputs similar to the Company's other commodity price derivatives. See NOTE 3 – Acquisitions and Divestitures.

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes as of December 31, 2023 and 2022 was $1,750.7 million and $661.5 million based on quoted market prices.

NOTE 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$125,010	$104,343
Accrued lease and asset operating expense	58,847	58,375
Accrued capital expenditure	74,206	76,246
Accrued general and administrative	16,441	13,688
Accrued gathering, transportation and marketing expense	56,088	31,525
Accrued revenue and royalties payable	154,345	160,775
Accrued interest expense	45,546	11,672
Accrued severance taxes	58,100	55,496
Other	24,960	12,570
Total accounts payable and accrued liabilities	$613,543	$524,690

NOTE 8 – Debt

Senior Notes

In February 2023, we issued $400.0 million aggregate principal amount of 9.250% senior notes due 2028 (the "Original 2028 Notes"). We then issued additional aggregate principal amounts of 2028 Notes (as later defined) of $300.0 million, $150.0 million, and $150.0 million in July 2023 (the "July 2028 Notes"), September 2023 (the "September 2028 Notes"), and December 2023 (the "December 2028 Notes" and collectively with the Original Notes, July 2028 Notes and September 2028 Notes, the "2028 Notes"), respectively. The aggregate proceeds from the offerings of the 2028 Notes were $977.4 million, after adjusting for discounts, premiums and offering expenses, but excluding accrued interest payable by purchasers of the 2028

Notes. We used the aggregate proceeds to repay a portion of outstanding borrowings under our Revolving Credit Facility and to fund a portion of our acquisitions.

All issuances of the 2028 Notes are treated as a single series of securities under the indenture governing the Original 2028 Notes, will vote together as a single class with the Original 2028 Notes, and have substantially identical terms, other than the issue date, the issue price, and the first interest payment date.

The 2028 Notes bear interest at an annual rate of 9.250%, which is payable on February 15 and August 15 of each year and mature on February 15, 2028. We may, at our option, redeem all or a portion of the 2028 Notes at any time at certain redemption prices.

In May 2021, we issued $500.0 million aggregate principal amount of 7.25% senior notes due 2026 (the "Original 2026 Notes") at par. In February 2022, we issued an additional $200.0 million aggregate principal amount of 7.250% senior notes due 2026 at 101% of par (the "Additional 2026 Notes" and, together with the Original 2026 Notes, the "2026 Notes"). Both issuances of the 2026 Notes are treated as a single series, will vote together as a single class, and have identical terms and conditions, other than the issue date, the issue price and the first interest payment. The 2026 Notes bear interest at an annual rate of 7.25%, which is payable on May 1 and November 1 of each year and mature on May 1, 2026. We may, at our option, redeem all or a portion of the 2026 Notes at any time at certain redemption prices.

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

The indentures governing the Senior Notes contains covenants that, among other things, limit the ability of the our restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends or distributions in respect of its equity or redeem, repurchase or retire its equity or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from any non-Guarantor restricted subsidiary to it; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.

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

In connection with the closing of the July Western Eagle Ford Acquisition, we redetermined our Revolving Credit Facility, which reaffirmed our borrowing base at $2.0 billion with an elected commitment amount of $1.3 billion. At December 31, 2023, we had $23.5 million of borrowings and $14.4 million in letters of credit outstanding under the Revolving Credit Facility.

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
,.
Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted SOFR), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.5% per year and is included within Interest expense on our combined and consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of December 31, 2023 and 2022 were 9.75% and 6.98%, respectively.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At December 31, 2023 and 2022, we had letters of credit outstanding of $14.4 million and $9.8 million, respectively, which reduces the amount available to borrow under our Revolving Credit Facility.

The following table summarizes our debt balances as of December 31, 2023 and 2022:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
December 31, 2023
Revolving Credit Facility	$23,500	$14,408	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
Less: Unamortized discount, premium and issuance costs	(29,125)
Total long-term debt	$1,694,375

December 31, 2022
Revolving Credit Facility	$559,449	$9,770	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
Less: Unamortized discount, premium and issuance costs	(11,891)
Total long-term debt	$1,247,558

NOTE 9 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$365,614	$266,007
Additions(1)	34,460	38,198
Retirements	(10,046)	(6,489)
Accretion expense	27,782	20,814
Revisions	29,002	63,900
Sale	(1,752)	(16,816)
Balance at end of period	445,060	365,614
Less: current portion	(26,741)	(18,746)
Balance at end of period, noncurrent portion	$418,319	$346,868

(1)During the year ended December 31, 2023 and 2022, our ARO additions primarily related to properties acquired in the Western Eagle Ford Acquisitions and Uinta Transaction. See NOTE 3 – Acquisitions and Divestitures for additional information.

NOTE 10 – Equity and Redeemable Noncontrolling Interests

Equity

Class A and Class B Common Stock

As of December 31, 2023 and 2022, we had 91,608,800 and 48,282,163 shares of Class A Common Stock and 88,048,124 and 118,645,323 shares of Class B Common Stock outstanding, respectively. Our Class A Common Stock is publicly traded, while our Class B Common Stock is 100% owned by the former owners of Independence. We paid dividends of $0.53 and $0.63 per share of Class A Common Stock during the years ended December 31, 2023 and 2022, respectively.

Equity Issuance

In September 2023, we conducted an underwritten public offering (the "Equity Issuance") of 12.7 million shares of Class A Common Stock at a price to the public of $12.25 per share (not including underwriter discounts and commissions). This includes 1.7 million shares of Class A Common Stock that were issued upon the underwriters exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement. We received net proceeds of $145.7 million from the Equity Issuance, after deducting underwriting fees and expenses.

Class A Conversions

During 2023, an affiliate of KKR redeemed approximately 30.6 million OpCo Units (and we cancelled a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock (the "Class A Conversions"); 27.6 million of such shares of Class A Common Stock were subsequently distributed to certain of its legacy investors in privately-managed funds and accounts; 3.0 million of such shares of Class A Common Stock were sold at a price per share of $10.90, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses associated with the Class A Conversions.

In September 2022, Independence Energy Aggregator L.P., the entity through which certain affiliated entities hold their interests in us, exchanged 6.3 million units representing membership interests in OpCo (together with a corresponding number of shares of our Class B Common Stock) for shares of our Class A Common Stock and agreed to sell 5.75 million shares of our Class A Common Stock (the "Offering") at a price to the public of $15.00 per share, or a net price of $14.10 per share after deducting the underwriters' discounts and commissions. We did not receive any cash proceeds from the Offering. Concurrent with the closing of the Offering, we repurchased an aggregate of approximately 2.6 million OpCo Units from PT Independence Energy Holdings LLC for $36.2 million and cancelled a corresponding number of shares of our Class B Common Stock (the "Concurrent OpCo Unit Purchase," and, together with the Offering, the "2022 Equity Transactions"). As a result of the 2022 Equity Transactions, the total number of shares of our Class A Common Stock increased by 6.3 million shares, including 0.6 million shares of our Class A Common Stock that were not included as part of the Offering, but rather issued in exchange for shares of Class B Common Stock and distributed in-kind by Independence Energy Aggregator L.P. to affiliates, and the number of shares of our Class B Common Stock decreased by approximately 8.9 million. Redeemable noncontrolling interests decreased by $158.1 million while APIC increased by $121.8 million as a result of the 2022 Equity Transactions and to reflect the new ownership of OpCo.

Treasury stock

At December 31, 2023 and 2022, our treasury stock shares represent shares we withheld associated with the payroll tax withholding obligations due from employees upon the vesting of stock awards. We include the shares withheld as Treasury stock on our consolidated balance sheets and separately pay the payroll tax obligation. These retained shares are not part of a publicly announced program to repurchase shares of our Class A Common Stock and are accounted for at cost. We do not have a publicly announced program to repurchase shares of our Class A Common Stock.

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

In April 2021, certain minority investors exchanged 100% of their interests in our Barnett Basin natural gas assets for 9,508 of our Predecessor's Class A Units ("April 2021 Exchange"). Since we already consolidated the results of these assets, this transaction was accounted for as an equity transaction and reflected as a reclassification from noncontrolling interests to members’ equity with no gain or loss recognized on exchange.

The following table discloses the effects on equity of changes in our ownership interest in our subsidiaries related to transactions with holders of noncontrolling interests:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss) attributable to Crescent Energy and its Predecessor	$67,610	$96,674	$(358,544)
Transfers (to) from noncontrolling interests
Decrease in Predecessor members’ equity related to the Independence Reorganization	—	—	—
Increase in Predecessor members’ equity related to the December 2020 Exchange	—	—	—
Increase in Predecessor members’ equity related to the April 2021 Exchange	—	—	62,051
Net transfers (to) from noncontrolling interests	—	—	62,051
Changes from net income (loss) attributable to Crescent Energy and its Predecessor and transfers (to) from noncontrolling interests	$67,610	$96,674	$(296,493)

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

During 2023, the Class A Conversion reduced the number of shares of our Class B Common Stock outstanding by 30.6 million shares. A corresponding number of OpCo Units were transferred to Crescent, which reduced the value of our redeemable noncontrolling interests by $679.6 million.

In September 2022, the 2022 Equity Transactions reduced the number of outstanding shares of Class B Common Stock by 8.9 million and resulted in the cancellation of a corresponding number of OpCo Units.

From the date of the Merger Transactions through December 31, 2023, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interest
(in thousands)
Balance as of December 7, 2021	$2,353,977
Net loss attributable to redeemable noncontrolling interests	(58,761)
Accrued OpCo distribution	(2,706)
Equity-based compensation, net of withholding taxes	16,412
Cancellation of OpCo Units associated with repurchase of treasury stock	16,091
Balance as of December 31, 2021	$2,325,013
Net income attributable to redeemable noncontrolling interests	381,257
Contributions	5,985
Distributions	(213)
Distributions from OpCo related to Class A common stock dividend, Manager compensation and income taxes	(126,384)
Accrued OpCo distribution	(9,513)
Equity-based compensation	18,623
Cancellation of OpCo Units associated with 2022 Equity Transactions	(158,065)
Balance as of December 31, 2022	$2,436,703
Net income attributable to redeemable noncontrolling interests	253,909
Contributions	1,238
Distributions	(417)
Distributions from OpCo related to Class A common stock dividend, Manager compensation and income taxes, net	(80,805)
Accrued OpCo distribution	(6,794)
Equity-based compensation	42,782
Change in redeemable noncontrolling interests associated with the Class A Conversions	(679,567)
Change in redeemable noncontrolling interests associated with the Equity Issuance	(65,841)
Balance as of December 31, 2023	$1,901,208

NOTE 11 – Income Taxes

Prior to the Merger Transactions, we were organized as Delaware limited liability companies and Delaware limited partnerships and were treated as flow-through entities for U.S. federal income tax purposes. As a result, our tax provision for the year ended December 31, 2021 was minimal. Subsequent to the Merger Transactions, we are subject to U.S. federal income and state tax on our allocable share of any taxable income of OpCo.

During the years ended December 31, 2023 and 2022, we decreased APIC by $92.5 million and $32.0 million, respectively, related to a change in the deferred tax liability related to our estimated basis in our ownership interests in OpCo as a result of the Equity Issuance and Class A Conversions. As of December 31, 2023 and 2022, we did not have any uncertain tax positions.

Details of current and deferred income taxes are provided in the following tables:

	Year Ended December 31,
	2023	2022	2021
Federal income tax expense (benefit)	(in thousands)
Current	$(17)	$323	$—
Deferred	19,520	38,002	(935)
State income tax expense (benefit)
Current	511	2,790	629
Deferred	3,213	(4,824)	—
Total income tax expense (benefit)	$23,227	$36,291	$(306)

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income taxes statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in rate as a result of:
State income tax provision, net of federal benefit	1.0%	(0.6)%	(0.1)%
Change in valuation allowance (1)	—%	2.6%	—%
Permanent adjustments (2)	—%	0.9%	(1.7)%
Income attributable to Predecessor that was not subject to corporate income tax (3)	—%	—%	(18.4)%
Income attributable to noncontrolling interests and redeemable noncontrolling interests	(15.3)%	(15.6)%	(0.7)%
Other	—%	(1.3)%	—%
Effective income tax rate	6.7%	7.0%	0.1%

(1)During the year ended December 31, 2022, we recognized a valuation allowance for our recognized built-in loss ("RBIL") deferred tax asset as it was not more likely than not to be fully utilized.
(2)During the year ended December 31, 2022, the permanent items primarily related to the impairment of goodwill recognized that is not deductible for tax. During the year ended December 31, 2021, the permanent items primarily related to disallowed officer compensation under Section 162(m) of the Code.
(3)    During the year ended December 31, 2021, income attributable to our Predecessor was not subject to corporate income tax as we were organized as limited liability companies and limited partnerships that were treated as flow-through entities for U.S federal income tax purposes prior to the Merger Transactions.

Significant components of the Company's deferred income taxes were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax liabilities	(in thousands)
Outside basis in OpCo	$284,533	$148,655
OpCo state deferred tax	4,232	2,567
Total deferred tax liabilities	288,765	151,222
Deferred tax assets
U.S. federal and state NOLs (1)	32,381	25,417
Recognized built-in loss carryforward	20,622	19,286
NOL and RBIL valuation allowance	(44,121)	(43,986)
Equity-based compensation	10,630	1,508
Other	6,672	1,649
Total deferred tax assets, net of valuation allowance	26,184	3,874
Net deferred income tax liability	$262,581	$147,348

(1)At December 31, 2023 and 2022, we had U.S. federal net operating loss carryforwards ("NOLs") of $1.9 million, net of tax, that have expiration dates beginning in 2029. At December 31, 2023 and 2022, we also have U.S. federal NOLs of $30.0 million and $23.4 million, net of tax, that were generated after 2017 and have indefinite lives but are limited to offsetting 80% of taxable income in a given tax year.

We assess the available positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2023 and 2022, a valuation allowance has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future.

As part of the Merger Transactions, we acquired U.S. federal and state NOLs of $30.6 million. A portion of these NOLs are subject to a valuation allowance of $23.5 million because we do not believe they will be recoverable as a result of limitations on their use under Section 382. During the year ended December 31, 2021, and after the Merger Transactions, we recorded an additional valuation allowance related to additional state NOLs incurred that we do not believe are recoverable. During the year ended December 31, 2022, we recorded an additional $19.3 million valuation allowance related to recognized built-in-loss ("RBIL") property that was also subject to the Section 382 limitation applicable to the NOLs acquired in the Merger Transactions. At December 31, 2023 and 2022, the valuation allowance related to our RBIL carryforward was $20.6 million and $19.3 million, respectively.

As we noted above, we have U.S. federal NOLs and RBILs that are subject to limitation under Section 382. Section 382 of the Internal Revenue Code provides that we can only utilize these NOLs and RBILs in an amount equal to a small annual limitation. The Section 382 limitation may result in the expiration of NOLs and RBILs prior to utilization and accordingly we have maintained a valuation allowance related to U.S. federal NOLs and RBILs that we do not believe are recoverable due to the limitations under Section 382.

NOTE 12 – Commitments and Contingencies

From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of business. We are currently unaware of any proceedings that, in the opinion of management, will individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows.

We are subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local regulations. Accordingly, no liability or loss associated with environmental remediation was recognized as of December 31, 2023 and 2022 except for the following:

Carbon Dioxide Purchase Agreement

We assumed one take-or-pay carbon dioxide purchase agreement as part of a prior acquisition. The agreement includes a minimum volume commitment to purchase carbon dioxide at a price stipulated in the contract. The agreement provides carbon dioxide for use in our enhanced recovery projects in certain of our properties. The daily minimum volume commitments are 119 MMcf/per day from June 2021 to May 2026, with the commitment effectively ending in May 2026. We expect to purchase more carbon dioxide through the end of the agreement in 2026 than our minimum volume commitments, and, in accordance with the agreement, if we do not meet our minimum volume commitments for a year (or years), we can make up the volumes in future years through 2029 as long as we pay for our minimum volumes each year. As of December 31, 2023 and 2022, we have met the required minimum volumes.

Oil and Natural Gas Transportation and Gathering Agreements

We have entered into certain oil and natural gas transportation and gathering agreements with various pipeline carriers. Under these agreements, we are obligated to ship minimum daily quantities or pay for any deficiencies at a specified rate. We are also obligated under certain of these arrangements to pay a demand charge for firm capacity rights on pipeline systems regardless of the amount of pipeline capacity that we utilize. If we do not utilize the capacity, we can release it to others, thus reducing our potential liability. We recognized $15.6 million, $4.5 million and $5.8 million of transportation expense in our combined and consolidated statements of operations related to minimum volume deficiencies for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes our future commitments related to these oil and natural gas transportation and gathering agreements as of December 31, 2023:

As of December 31, 2023
(in thousands)
2024	$70,986
2025	61,535
2026	42,088
2027	37,044
2028	32,864
Thereafter	130,767
Total minimum future commitments	$375,284

NOTE 13 – Equity-Based Compensation Awards

Overview

We and certain of our subsidiaries have entered into incentive compensation award agreements to grant profits interest awards, restricted stock units ("RSUs"), performance stock units ("PSUs") and other incentive awards to our employees, our Manager, and non-employee directors. The following table summarizes compensation cost we recognized in connection with our equity-based compensation awards for the years indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Recognized in expense (income):
Liability-classified profits interest awards	$298	$10,137	$(2,043)
Equity-classified profits interest awards	12,799	2,403	1,563
Equity-classified LTIP RSU awards	1,685	1,192	—
Equity-classified LTIP PSU awards	118	—	—
Equity-classified Manager PSU awards	68,036	24,331	1,120
Equity-classified Contango PSU awards	—	—	39,279
Total equity-based compensation expense (income)	$82,936	$38,063	$39,919

Our incentive compensation awards may contain certain service-based, performance-based, and market-based vesting conditions, which are further discussed below.

Equity-based compensation awards

Liability-classified profits interest awards

We issue profits interests that are liability-classified stock-based compensation awards. These awards contain different vesting conditions ranging from performance-based conditions that vest upon the achievement of certain return thresholds to time-based service requirements ranging from one year to four years. Each of these profits interests is liability-classified because of certain features within these awards that predominantly contain characteristics of liability instruments. Compensation cost for these awards is presented within General and administrative expense on the consolidated statements of operations with a corresponding credit to other long-term liabilities on the consolidated balance sheets.

We did not have any unrecognized compensation cost related to time-based unvested liability-classified profits interest awards at December 31, 2023 and 2022. Unrecognized compensation cost related to performance-based unvested liability classified profits interest awards was $3.8 million as of December 31, 2023 and $3.7 million at December 31, 2022. As of December 31, 2023 and 2022, we carried $5.8 million and $10.1 million in Other liabilities on the consolidated balance sheets, respectively. Transactions involving all of our unvested liability-classified stock-based compensation profits interest awards is summarized below:

	Year Ended December 31,
	2023	2022	2021
	(units in thousands)
Beginning balance	1	708	888
Granted	—	—	708
Vested	—	—	(110)
Forfeited	—	(707)	(778)
Ending balance	1	1	708

	(in millions)
Fair value of vested awards	$—	$—	$2.9
Cash settlements of liability-classified profits interest awards	—	—	0.9

During the year ended December 31, 2022, we entered into amendments to the award agreements of certain of our liability-classified profits interests, which resulted in a modification from liability classification to equity classification. As a result, we recorded a reclassification of $7.3 million from other long-term liabilities to noncontrolling interest on the consolidated balances sheets.

Equity-classified profits interest awards

We issue equity-classified profits interests awards that contain different vesting conditions ranging from performance-based conditions that vest upon the achievement of certain return thresholds to time-based service requirements ranging from one year to four years. Each of these profits interests is equity-classified because of certain features within these awards that predominantly contain characteristics of equity instruments. Compensation cost for these awards is presented within General and administrative expense on the combined and consolidated statements of operations with a corresponding credit to Additional paid-in capital on the consolidated balance sheets.

Unrecognized compensation cost related to time-based unvested equity-classified profits interest awards was $25.4 million and $28.3 million at each of December 31, 2023 and 2022 and is expected to be recognized over a remaining weighted average service period of 2.7 years. Unrecognized compensation cost related to our performance based equity-classified profits interest awards was $37.7 million and $39.2 million as of December 31, 2023 and 2022. Transactions involving all of our unvested equity-classified profits interest awards, including weighted average grant date fair values, are summarized below:

	Units	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2021	199	$—
Granted	132,691	0.11
Modified	1,778	35.10
Vested	(15,840)	0.15
Forfeited	(27)	—
Unvested at December 31, 2022	118,801	$0.66
Granted	433	54.97
Vested	(15)	—
Forfeited	(12,630)	0.78
Unvested at December 31, 2023	106,589	$0.86

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash settlement of awards during the period	$—	$—	$150
Fair value of awards vested during the period	—	2,403	1,768

Equity-classified LTIP RSU Awards

During the years ended December 31, 2023 and 2022, we granted equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. LTIP RSUs will vest over a period of one to three years, with equity based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the consolidated statements of operations with a corresponding credit to Additional paid-in capital on the consolidated balance sheets. We did not have any equity-classified LTIP RSU awards that vested during the year ended December 31, 2022.

At December 31, 2023 and 2022, we had $2.4 million and $1.2 million of unrecognized compensation cost related to unvested equity-classified LTIP RSU awards, which are expected to be recognized over a remaining weighted average period of 1.4 years and 1.3 years, respectively. Transactions involving all of our unvested equity-classified LTIP RSU awards, including weighted average grant date fair values, are summarized below:

	Target Class A Shares	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2021	—	$—
Granted	130	18.41
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2022	130	$18.41
Granted	243	11.74
Vested	(86)	18.41
Forfeited	—	—
Unvested at December 31, 2023	287	$12.77

Equity-classified LTIP PSU Awards

During the year ended December 31, 2023, we granted equity-classified LTIP PSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain employees. Each LTIP PSU represents the right to receive one share of Class A Common Stock, on such LTIP PSU's performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. Compensation cost for these awards is presented within General and administrative expense on the combined and consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the consolidated balance sheets.

At December 31, 2023, we had $2.2 million of unrecognized compensation cost related to unvested equity-classified LTIP PSU Awards, which are expected to be recognized over a remaining weighted average period of 3.7 years. Transactions involving all of our unvested equity-classified LTIP PSU awards, including weighted average grant date fair value, are summarized below:

	Target Class A Shares	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2022	—	$—
Granted	102	22.75
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2023	102	$22.75

Equity-classified Manager PSU Awards

In conjunction with the Merger Transactions, we granted equity-classified Manager PSUs in accordance with the Manager Incentive Plan. The Manager PSU performance periods are generally three years with the performance period end dates ranging from December 2024 through December 2028. Each Manager PSU represents the right to receive a target 2% of our issued and outstanding Class A Common Stock on such Manager PSU's performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. Compensation cost for these awards is presented within General and administrative expense on the combined and consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the consolidated balance sheets.

During the year ended December 31, 2023, in conjunction with the Equity Issuance, Class A Conversions and LTIP RSU award vesting, we increased our Class A Common Stock share count by 43.3 million shares. As a result, the number of equity-classified Manager PSU target Class A Shares granted under the Crescent Energy Company 2021 Manager Incentive Plan increased by 4.3 million shares. We accounted for this increase as a change in estimate and recognized additional expense of $30.4 million during the year ended December 31, 2023.

During the year ended December 31, 2022, in conjunction with the Offering, we increased our Class A Common Stock share count by 6.3 million shares. As a result, the number of Manager PSU target Class A Shares increased by 0.6 million shares at a weighted average grant date fair value of $22.75 per share, and we recognized a stock-based compensation award change in estimate in connection with such increase. As a result of this change in estimate, we recognized an additional expense of $2.5 million during the year ended December 31, 2022.

Unrecognized compensation cost related to unvested awards was $114.9 million and $84.4 million, at a weighted average grant date fair value of $22.75 per share as of December 31, 2023 and 2022, and is expected to be recognized over a remaining weighted-average period of 2.9 and 3.9 years. Transactions involving all of our unvested Manager PSUs are summarized below:

Target Class A Shares
(in thousands)
Unvested at December 31, 2021	4,195
Granted	632
Vested	—
Forfeited	—
Unvested at December 31, 2022	4,827
Granted	4,333
Vested	—
Forfeited	—
Unvested at December 31, 2023	9,160

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation ("Management Compensation") on a quarterly basis equal to our pro rata share (based on our relative ownership of OpCo) of an annual

$55.5 million fee. This amount will increase over time as our ownership percentage of OpCo increases. In addition, as our business and assets expand, Management Compensation may increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our equity securities (including in connection with acquisitions). However, incremental Management Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units. During the years ended December 31, 2023, 2022 and 2021, we recorded general and administrative expense of $23.8 million, $14.3 million and $0.9 million, respectively, and made cash distributions of $33.2 million and $32.3 million in 2023 and 2022 to our redeemable noncontrolling interests related to the Management Agreement. In addition, at December 31, 2023 and 2022, we accrued $13.9 million and $13.3 million, included within Accounts payable - affiliates on the consolidated balance sheets, for distributions to our redeemable noncontrolling interests in OpCo related to the Management Agreement which will be paid during the first quarter of 2024.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A common stock equal to 2% of the outstanding Class A common stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A common stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. During the years ended December 31, 2023, 2022 and 2021, we recorded general and administrative expense of $68.0 million, $24.3 million and $1.1 million, respectively, related to the Incentive Compensation. See NOTE 13 – Equity-Based Compensation Awards for more information.

KKR Funds
From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of December 31, 2023 and 2022, we had a related party receivable of $0.1 million and $0.8 million, respectively, included within Accounts receivable – affiliates and a related party payable of $27.9 million and $14.0 million, respectively, included within Accounts payable – affiliates on our consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings, credit facility structuring and equity offerings. The following table summarizes fees, discounts and commissions paid to KCM in connection with our debt and equity transactions:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Amounts paid to KCM	$5.2	$3.5	$1.6

We recorded these fees to debt issuance costs within Long-term debt (note offerings) and Other assets (credit facility structuring) or APIC (equity offerings). At December 31, 2023 we had a related party payable of $0.3 million, included within Accounts payable - affiliates on our consolidated balance sheet associated with KCM transactions.

Other Transactions

During the year ended December 31, 2023, we made cash distributions of $0.8 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay income taxes. In addition, we reimburse KKR for any costs incurred on our behalf. At December 31, 2023 we had $1.3 million accrued within Accounts payable - affiliates for reimbursable costs and distributions to our redeemable noncontrolling interests for their pro rata share of taxes which will be paid during the first quarter of 2024.

During the year ended December 31, 2022, we made cash distributions of $18.1 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay income taxes. At December 31, 2022, we had $0.1 million accrued within Accounts payable - affiliates for distributions to our redeemable noncontrolling interests in OpCo related to their pro rata share of taxes which was paid during the first quarter of 2023.

During the year ended December 31, 2023, we signed a ten-year office sublease agreement with KKR. The terms of the lease provide for an annual base rent of approximately $0.7 million. Upon lease commencement in December 2023, we recorded a $5.3 million right-of-use asset in Other assets, an operating lease liability of $0.4 million in Other current liabilities and $4.9 million in Other liabilities on the consolidated balance sheets. We also recorded our allocated share of leasehold improvement cost from KKR of $6.6 million to Accounts payable - affiliates and Field and other property and equipment, at cost on the consolidated balance sheets.

Board of Directors

During the year ended December 31, 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. Upon lease commencement in April 2023, we recorded a $2.4 million right-of-use asset in Other assets, an operating lease liability of $0.1 million in Other current liabilities and $2.3 million in Other liabilities on the consolidated balance sheets. During the first quarter of 2024, we entered into an amendment to the original lease agreement for additional office space. Under the amended agreement our annual base rent is $0.4 million increasing to $0.5 million over the life of the agreement.

In February 2022, we contributed all the assets and prospects in the Gulf of Mexico formerly owned by Contango to Chama, an entity in which we retained an interest of approximately 9.4%. John Goff, the Chairman of our Board of Directors, holds an interest of approximately 17.5% in Chama, and the remaining interest is held by other investors. Pursuant to the Limited Liability Company Agreement of Chama, we may be required to fund certain workover costs and we will be required to fund plugging and abandonment costs related to producing assets held by Chama (collectively, “Crescent Contributions”). We receive 90.0% of cash flows from the producing assets, which amount is increased for any Crescent Contributions. At December 31, 2022 we had an equity investment in Chama of $4.2 million. During the year ended December 31, 2023, we identified an indicator that the carrying value of our equity method investment was not recoverable and thus recorded an other-than-temporary impairment charge of $3.9 million.

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

On September 20, 2021 we provided notice that we are terminating the FDL Agreement effective on March 31, 2022 and, as part of the termination principal terms, we agreed to pay up to $6.7 million in wind down costs and additional severance costs for certain qualifying, dedicated employees, of which any unused portion will be returned to us at the end of the wind down period. During the year ended December 31, 2021, we recorded $3.3 million of general and administrative expense associated with the termination and had $0.3 million and $1.9 million remaining in an escrow account to fund these wind down costs at December 31, 2023 and 2022.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$321,991	$480,600	$(432,227)
Less: net (income) loss attributable to Predecessor	—	—	339,168
Less: net (income) loss attributable to noncontrolling interests	(472)	(2,669)	14,922
Less: net (income) loss attributable to redeemable noncontrolling interests	(253,909)	(381,257)	58,761
Net income (loss) attributable to Crescent Energy - basic	$67,610	$96,674	$(19,376)
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	46	25	—
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	869	490	—
Net income (loss) attributable to Crescent Energy - diluted	$68,525	$97,189	$(19,376)
Denominator:
Weighted-average Class A Common Stock outstanding - basic	66,597,580	43,865,176	41,954,385
Add: dilutive effect of RSUs	39,999	11,867	—
Add: dilutive effect of PSUs	764,643	234,780	—
Weighted-average Class A common stock outstanding – diluted	67,402,222	44,111,823	41,954,385
Weighted-average Class B Stock outstanding - basic and diluted	104,271,400	124,856,941	127,536,463
Net income (loss) per share:
Class A Common Stock - basic (1)	$1.02	$2.20	$(0.46)
Class A Common Stock - diluted (1)	$1.02	$2.20	$(0.46)
Class B Common Stock - basic and diluted	$—	$—	$—

(1)Represents weighted-average Class A common stock outstanding and net income (loss) per share of Class A common stock for the period subsequent to the Merger Transactions.

NOTE 16 – Subsequent Events

Subsequent events have been evaluated through the date of issuance of these financial statements, and there have been no events subsequent to December 31, 2023, other than those items disclosed below, that would require additional adjustments to our disclosure in our financial statements.

Dividend

On March 4, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to our shareholders of our Class A Common Stock with respect to the fourth quarter of 2023. The quarterly dividend is payable on March 28, 2024 to shareholders of record as of the close of business on March 15, 2024. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). Such repurchase may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of shares..

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

Oil and Natural Gas Reserve Information

The following table presents our net proved reserves for the years ended December 31, 2023, 2022 and 2021 and the changes in net proved oil, natural gas and NGL reserves during such years. The net proved reserves for our equity method investment, Exaro, are presented based on our 37% ownership percentage. Because Exaro was acquired in 2021 as part of the Merger Transactions and subsequently sold in 2022, no values are presented for 2023 and 2022.

Developed and Undeveloped	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Consolidated operations
Net proved reserves at December 31, 2020	167,190	822,864	55,324	359,658
Revisions of previous estimates (1)	9,147	316,572	16,480	78,389
Extensions, discoveries, and other additions	7,007	17,247	2,093	11,975
Sales of reserves in place	(6,333)	(48,977)	(3,265)	(17,762)
Purchases of reserves in place (2)	46,386	451,702	11,960	133,630
Production	(13,237)	(89,455)	(6,099)	(34,245)

Developed and Undeveloped	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Net proved reserves at December 31, 2021	210,160	1,469,953	76,493	531,645
Revisions of previous estimates (3)	(18,859)	(14,815)	4,167	(17,158)
Extensions, discoveries, and other additions (4)	37,208	60,312	7,751	55,011
Sales of reserves in place	(6,006)	(19,365)	(2,680)	(11,915)
Purchases of reserves in place (5)	42,444	138,920	—	65,597
Production	(21,865)	(128,470)	(7,110)	(50,387)
Net proved reserves at December 31, 2022	243,082	1,506,535	78,621	572,793
Revisions of previous estimates (6)	(15,501)	(472,337)	(11,676)	(105,901)
Extensions, discoveries, and other additions (7)	2,808	16,240	1,635	7,150
Sales of reserves in place	(1,655)	(15,075)	(1,774)	(5,942)
Purchases of reserves in place (8)	46,018	271,682	43,301	134,599
Production	(24,287)	(130,629)	(8,475)	(54,533)
Net proved reserves at December 31, 2023	250,465	1,176,416	101,632	548,166
Equity affiliate
Net proved reserves at December 31, 2020	—	—	—	—
Purchases of reserves in place	205	20,880	—	3,685
Production	(1)	(115)	—	(20)
Net proved reserves at December 31, 2021	204	20,765	—	3,665
Sales of reserves in place	(200)	(20,357)	—	(3,593)
Production	(4)	(408)	—	(72)
Net proved reserves at December 31, 2022	—	—	—	—
Net proved reserves at December 31, 2023	—	—	—	—

Total company
Net proved reserves at December 31, 2021	210,364	1,490,718	76,493	535,310
Net proved reserves at December 31, 2022	243,082	1,506,535	78,621	572,793
Net proved reserves at December 31, 2023	250,465	1,176,416	101,632	548,166

(1)Revisions of previous estimates include 92.7 MMBoe upward revision due to pricing and cost changes, offset by 21.1 MMBoe downward revisions of our PUD reserves due to the removal of certain locations that are no longer part of our five-year consolidated development plan following the Merger Transactions.
(2)Purchases in place included 125.6 MMBoe from our Merger Transactions, 5.6 MMBoe from our Central Basin Platform Acquisition and 2.5 MMBoe from our DJ Basin Acquisition.
(3)Revisions of previous estimates primarily relate to increased expected future costs driven by inflation and a higher commodity price environment.
(4)Extensions, discoveries and other additions of 55.0 MMBoe primarily relate to PUD extensions most of which related to our Eagle Ford asset.
(5)Purchases of reserves in place of 65.6 MMBoe primarily related to our Uinta Acquisition.
(6)Revisions of previous estimates primarily relate to a 133 MMBoe downward revision from lower oil and natural gas prices, partially offset by 27 MMBoe in upward revisions from a variety of factors primarily driven by new contracts, operating expense revisions and upward forecast revisions in certain basins.
(7)Extensions, discoveries and other additions of 7.2 MMBoe primarily relate to PUD extensions all of which related to our Eagle Ford and Uinta assets.
(8)Purchases of reserves in place of 134.6 MMBoe primarily related to our Western Eagle Ford Acquisitions.

The following table sets forth our net proved oil, natural gas and NGL reserves for both our consolidated operations and our investment in Exaro as of the years ended December 31, 2023, 2022 and 2021:

Proved Developed Reserves	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Consolidated operations
December 31, 2023	176,546	1,032,578	87,316	435,958
December 31, 2022	160,113	1,398,770	66,803	460,046
December 31, 2021	158,091	1,404,570	66,402	458,588
Equity affiliate
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	204	20,765	—	3,665

Proved Undeveloped Reserves	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Consolidated operations
December 31, 2023	73,919	143,838	14,316	112,208
December 31, 2022	82,969	107,765	11,818	112,747
December 31, 2021	52,069	65,383	10,091	73,057
Equity affiliate
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—
December 31, 2021	—	—	—	—

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table summarizes the capitalized costs relating to our oil and natural gas producing activities for our consolidated operations as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(in thousands)
Consolidated operations
Proved oil and natural gas properties (successful efforts method)	$8,574,478	$7,113,819
Unproved oil and natural gas properties	283,324	314,255
Oil and natural gas properties, at cost	8,857,802	7,428,074
Less: accumulated depreciation, depletion, amortization and impairment	(2,865,095)	(2,102,286)
Net capitalized costs	$5,992,707	$5,325,788

Equity affiliate
Net capitalized costs	$—	$—

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

The following table summarizes costs incurred related to our oil and natural gas activities for both our consolidated operations and our investment in Exaro for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Consolidated operations
Acquisition costs:
Proved	$836,159	$793,081	$1,098,696
Unproved	35,474	71,387	41,355
Field and other property and equipment	—	8,200	—
Exploration costs	9,328	3,425	1,180
Development	578,316	624,880	194,828
Total costs incurred	$1,459,277	$1,500,973	$1,336,059

Equity affiliate
Total costs incurred	$—	$—	$—

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

Future net cash flows were calculated at December 31, 2023, 2022 and 2021 by applying prices, which were the simple average of the first-of-the-month commodity prices, adjusted for location and quality differentials, with consideration of known contractual price changes. The following table provides the average benchmark prices per unit, before location and quality differential adjustments, used to calculate the related reserve category:

	Year Ended December 31,
	2023	2022	2021
Average benchmark price per unit:
Crude oil (Bbl)	$78.22	$93.67	$66.56
Natural gas (MMBtu)	$2.64	$6.36	$3.60

The following table sets forth the standardized measure of discounted future net cash flows for both our consolidated operations and our investment in Exaro from projected production of oil and natural gas reserves and excludes the midstream revenue impact on a portion of our operations that could reduce future production costs, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Consolidated operations
Future cash inflows	$24,267,134	$33,628,495	$21,063,117
Future production costs	(11,897,791)	(14,077,136)	(10,194,648)
Future development costs (1)	(2,713,247)	(2,380,931)	(1,477,562)
Future income taxes (3)	(410,721)	(773,479)	(352,136)
Future net cash flows	9,245,375	16,396,949	9,038,771
Annual discount of 10% for estimated timing	(3,956,193)	(7,262,283)	(4,080,471)
Standardized measure of discounted future net cash flows	$5,289,182	$9,134,666	$4,958,300

Equity affiliate (2)
Future cash inflows	$—	$—	$99,290
Future production costs	—	—	(55,371)
Future development costs	—	—	(2,309)
Future income taxes	—	—	(1,730)
Future net cash flows	—	—	39,880
Annual discount of 10% for estimated timing	—	—	(16,702)
Standardized measure of discounted future net cash flows	$—	$—	$23,178

(1)    Future development costs include future abandonment and salvage costs.
(2)    The average benchmark prices used for the equity affiliate were $66.55 per barrel for crude oil and $3.64 per MMBtu for natural gas during the year ended December 31, 2021. During the year ended December 31, 2022, our equity method investment, Exaro, sold its operations.
(3)    Our future income taxes are based upon on our allocable share of any taxable income of OpCo. Estimated future taxable income or loss generated by OpCo is generally allocated and passed through to Crescent at our proportionate share of OpCo unit ownership which at December 31, 2023, 2022 and 2021 was 51.0%, 28.9% and 24.8%, respectively.

Changes in standardized measure of discounted future net cash flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for both our consolidated operations and our investment in Exaro for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Consolidated operations
Balance at beginning of period	$9,134,666	$4,958,300	$1,327,860
Net change in prices and production costs	(2,859,297)	4,156,736	3,330,299
Net change in future development costs	(141,382)	(132,213)	117,333
Sales and transfers of oil and natural gas produced, net of production expenses	(1,354,856)	(2,083,147)	(872,521)
Extensions, discoveries, additions and improved recovery, net of related costs	119,025	1,105,549	162,657
Purchases of reserves in place	1,338,224	1,333,452	1,236,388
Sales of reserves in place	(90,157)	(118,253)	(84,095)
Revisions of previous quantity estimates	(2,244,012)	(952,958)	(295,234)
Previously estimated development costs incurred	301,839	488,934	95,879
Net change in taxes	190,444	(251,714)	(184,419)
Accretion of discount	960,208	575,440	124,153
Changes in timing and other	(65,520)	54,540	—
Balance at end of period	$5,289,182	$9,134,666	$4,958,300

Equity affiliate
Balance at beginning of period	$—	$23,178	$—
Net change in prices and production costs	—	—	—
Net change in future development costs	—	—	—
Sales and transfers of oil and natural gas produced, net of production expenses	—	(2,063)	(1,246)
Extensions, discoveries, additions and improved recovery, net of related costs	—	—	—
Purchases of reserves in place	—	—	26,154
Sales of reserves in place	—	(22,845)	—
Revisions of previous quantity estimates	—	—	—
Previously estimated development costs incurred	—	—	—
Net change in taxes	—	1,730	(1,730)
Accretion of discount	—	—	—
Changes in timing and other	—	—	—
Balance at end of period	$—	$—	$23,178

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in thousands, except share and unit data)
ASSETS
Current assets:
Cash and cash equivalents	$2,305	$—
Income tax receivable	1,938	5,304
Accounts receivable - affiliates	7,558	3,852
Total current assets	11,801	9,156
Investment in subsidiary	3,889,449	3,439,524
TOTAL ASSETS	$3,901,250	$3,448,680

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable – affiliates	$7,183	$3,854
Accrued liabilities	—	1,051
Total current liabilities	7,183	4,905
Deferred tax liability	258,349	144,781
Total liabilities	265,532	149,686
Contingencies (Note 3)
Redeemable noncontrolling interests	1,901,208	2,436,703
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized and 92,680,353 and 49,433,154 shares issued and 91,608,800 and 48,282,163 shares outstanding as of December 31, 2023 and 2022, respectively	9	5
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 88,048,124 and 118,645,323 shares issued and outstanding as of December 31, 2023 and 2022, respectively	9	12
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of December 31, 2023 and 2022	—	—
Treasury stock, at cost; 1,071,553 and 1,150,991 shares of Class A common stock as of December 31, 2023 and 2022, respectively	(17,143)	(18,448)
Additional paid-in capital	1,626,501	804,587
Retained earnings	95,447	61,957
Noncontrolling interests	29,687	14,178
Total equity	1,734,510	862,291
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$3,901,250	$3,448,680

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Revenues	$—	$—	$—
Expenses:
General and administrative expense	23,829	14,313	914
Total expenses	23,829	14,313	914
Income (loss) before taxes and equity in income (losses) of subsidiary	(23,829)	(14,313)	(914)
Income tax benefit (expense)	(21,553)	(31,979)	867
Income (loss) before equity in income (losses) of subsidiary	(45,382)	(46,292)	(47)
Equity in income (losses) of subsidiary, net of tax	367,373	526,892	(432,180)
Net income (loss)	321,991	480,600	(432,227)
Less: net (income) loss attributable to Predecessor	—	—	339,168
Less: net (income) loss attributable to noncontrolling interests	(472)	(2,669)	14,922
Less: net (income) loss attributable to redeemable noncontrolling interests	(253,909)	(381,257)	58,761
Net income (loss) attributable to Crescent Energy	$67,610	$96,674	$(19,376)
Net income (loss) per share:
Class A common stock - basic	$1.02	$2.20	$(0.46)
Class A common stock - diluted	$1.02	$2.20	$(0.46)
Class B common stock - basic and diluted	$—	$—	$—
Weighted average shares outstanding:
Class A common stock - basic	66,598	43,865	41,954
Class A common stock - diluted	67,402	44,112	41,954
Class B common stock - basic and diluted	104,271	124,857	127,536

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$321,991	$480,600	$(432,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) losses of subsidiary	(367,373)	(526,892)	432,180
Deferred income taxes (benefit)	21,068	30,611	(935)
Changes in operating assets and liabilities:
Income tax receivable	3,366	(5,304)	—
Accounts receivable - affiliates	(487)	—	—
Accounts payable – affiliates	3,329	2,940	914
Accrued liabilities	(1,051)	983	68
Net cash used in operating activities	(19,157)	(17,062)	—
Net cash provided by investing activities	—	—	—
Cash flows from financing activities:
Distributions from OpCo	59,582	44,571	—
Dividend to Class A common stock	(34,120)	(27,509)	—
Contribution to OpCo	(4,000)	—	—
Net cash provided by financing activities	21,462	17,062	—
Net change in cash, cash equivalents and restricted cash	2,305	—	—
Cash, cash equivalents and restricted cash, beginning of period	—	—	—
Cash, cash equivalents, and restricted cash, end of period	$2,305	$—	$—

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CRESCENT ENERGY COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1 – Corporate Structure and Basis of Presentation

Corporate Structure

Our Class A Common Stock is listed on The New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” with substantially all of our assets and operations held by Crescent Energy OpCo LLC ("OpCo"). Crescent is a holding company, the sole material assets of which are units of OpCo ("OpCo Units"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within “Notes to Combined and Consolidated Financial Statements—NOTE 14 – Related Party Transactions" included elsewhere in of this Annual Report. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in "Notes to Combined and Consolidated Financial Statements—NOTE 8 – Debt" included elsewhere in this Annual Report. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate of the KKR Group (as defined in –Basis of Presentation) is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

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

As the sole managing member of OpCo, we are responsible for all operational, management and administrative decisions related to OpCo’s business. Because the unit holders of OpCo lack the characteristics of a controlling financial interest, OpCo was determined to be a variable interest entity. Crescent is considered the primary beneficiary of OpCo as it has both the power to direct OpCo and the right to receive benefits from OpCo. As a result, we consolidate the financial results of OpCo and its subsidiaries, including Crescent Energy Finance LLC. During the year ended December 31, 2023 and 2022, our ownership of OpCo increased due to the 2022 Equity Transactions as described in "Notes to Combined and Consolidated Financial Statements—NOTE 1 – Organization and Basis of Presentation" included elsewhere in this Annual Report. At December 31, 2023 and 2022, our ownership of OpCo was 51% and 29%, respectively, and 49% and 71%, respectively, of OpCo was owned by holders of our redeemable noncontrolling interests.

These condensed parent company financial statements reflect the activity of Crescent as the parent company to OpCo and have been prepared in accordance with Rules 5-04 and 12-04 of Regulation S-X, as the restricted net assets of OpCo and its consolidated subsidiaries exceed 25% of the consolidated net assets of Crescent. This information should be read in conjunction with the combined and consolidated financial statements of Crescent included elsewhere in this Annual Report.

NOTE 2 – Income Taxes

For details regarding income taxes, see "Notes to Combined and Consolidated Financial Statements—NOTE 11 – Income Taxes" included elsewhere in this Annual Report.

NOTE 3 – Contingencies

For details regarding contingencies related to litigation, see "Notes to Combined and Consolidated Financial Statements—NOTE 12 – Commitments and Contingencies" included elsewhere in this Annual Report.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's Disclosure Controls, as of December 31, 2023. Based on such evaluation, such officers have concluded that, as of December 31, 2023, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Assessment of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our Chief Executive Officer and Chief Financial Officer, used the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. Please see their "Report of Independent Registered Public Accounting Firm" included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Crescent Energy Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crescent Energy Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated March 4, 2024 expressed an unqualified opinion on those financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment on Internal Control over Financial Reporting, appearing under Part II, Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Houston, Texas
March 4, 2024

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth information regarding the members (each, a “Director”) of our Board of Directors and officers (each, an “Executive Officer”).

Name	Age	Position
David C. Rockecharlie	51	Chief Executive Officer and Director
Brandi Kendall	39	Chief Financial Officer and Director
Todd N. Falk	43	Chief Accounting Officer
John Clayton “Clay” Rynd	34	Executive Vice President
Bo Shi	35	General Counsel and Corporate Secretary
John C. Goff	68	Chairman and Director
Claire S. Farley	65	Director
Robert G. Gwin	60	Director
Ellis L. “Lon” McCain	76	Director
Karen J. Simon	64	Director
Erich Bobinsky	35	Director
Bevin Brown	47	Director

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

Todd N. Falk has served as Crescent Energy Company’s Chief Accounting Officer since December 2021. Mr. Falk previously served as Chief Accounting Officer of Independence's managing member since March 2021, prior to which he served as Vice President, Finance of Independence's managing member beginning in June 2020. Mr. Falk joined KKR in 2018 and is currently a Managing Director and member of KKR’s Energy Real Assets business. Prior to joining KKR, Mr. Falk served as Director of Finance and Controller of Vitruvian Exploration from October 2013 to September 2018. Mr. Falk began his career at Deloitte, where as a senior manager he assisted clients with complex financial reporting issues, specializing in initial public offerings and other interactions with the SEC. Mr. Falk has over 20 years of finance and accounting experience in the energy industry, is a Certified Public Accountant and holds a B.S., magna cum laude, in Accounting and an M.S. in Finance from Texas A&M University.

John Clayton “Clay” Rynd has served as Crescent Energy Company’s Executive Vice President since March 2021. Mr. Rynd joined KKR in 2015 and is a member of the Energy Real Assets team. He has been involved in numerous oil and gas investments across KKR’s Energy Real Assets strategy, including the creation of Crescent Energy. In addition, Mr. Rynd has been involved in KKR's investments in FlowStream Commodities and Resource Environmental Solutions. Prior to joining KKR, Mr. Rynd was with Tudor, Pickering, Holt & Co. in the investment banking division, where he focused primarily on strategic advisory and M&A transactions for companies across the energy sector. Prior to that, he worked within the equity research division at Tudor, Pickering, Holt & Co. Mr. Rynd holds a B.A. in both Economics and History from Texas A&M University.

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

John C. Goff, a private investor based in Fort Worth, Texas, has served as Chairman of the Crescent Energy Company Board of Directors since December 2021. He was elected to the board of directors of Contango in August 2018 and as Non-Executive Chairman of the board in October 2019. Mr. Goff founded his family office, Goff Capital, in 2009. Goff Capital invests in a variety of public and private industries and is presently focused on investments in real estate, aerospace, oil & gas, entertainment, and wellness. Mr. Goff co-founded Crescent Real Estate with Richard Rainwater in the early 1990’s, designing the strategy and orchestrating the acquisitions leading to its initial public offering (NYSE) in May 1994. Under his leadership as CEO, Crescent Real Estate grew from approximately $500 million at its IPO to $6.5 billion upon its sale to Morgan Stanley in August 2007. Crescent Real Estate provided its shareholders with a 15.4 percent compounded annual return and more than $2.5 billion in cash dividends during its 13 years as a public company. In November 2009, Mr. Goff reacquired Crescent Real Estate in a partnership with Barclays Capital, and in December 2017 he purchased Barclays Capital’s interest to become the principal owner of Crescent Real Estate and its subsidiaries. Crescent Real Estate currently has assets under management, development and investment capacity of more than $10 billion. Mr. Goff graduated from The University of Texas at Austin and is a member of McCombs Business School Hall of Fame. He was named EY Entrepreneur of the Year for the Southwest Region in 2014 and more recently, was inducted to the North Texas Real Estate, the Dallas Business and the Fort Worth Business Halls of Fame. Mr. Goff brings investment and financial acumen, including expertise in analyzing opportunities, risks and strategy in investments in various industries, including energy investments, and providing guidance regarding corporate governance matters, which makes him well-suited to serve as a Director.

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

Robert G. Gwin has served as a Director since December 2021. Mr. Gwin was previously President of Anadarko Petroleum Corporation (“Anadarko”), one of the world’s largest independent oil and natural gas exploration and production companies, until August of 2019, when the company was purchased by Occidental Petroleum Corporation. He previously was Executive Vice President, Finance and Chief Financial Officer of Anadarko from 2009 to 2018. Mr. Gwin is also currently a director of TechnipFMC plc, and was previously a director of Pembina Pipeline Corporation, and Enable Midstream Partners, LP, where he served as Chairman of its board of directors. He also was Chairman of the board of directors of LyondellBasell Industries, N.V. from 2013 to 2018, where he served as a director beginning in 2011. From 2010 to 2019, Mr. Gwin also served as the Chairman of the board of directors of both Western Gas Partners, LP, and its general partner Western Gas Equity Partners, and as a director of both entities beginning in 2007. He has served on numerous community and charitable organization boards throughout his career, currently including the MD Anderson Cancer Center, the Fuqua School of Business at Duke University, and Communities in Schools – Houston. He holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and is a Chartered Financial Analyst (CFA). We believe Mr. Gwin’s business and industry experience make him well-suited to serve as a Director.

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

The Board has determined that each of Mses. Brown, Farley and Simon and Messrs. Bobinsky, Goff, Gwin and McCain is “independent” under the relevant standards of the NYSE. Because the Preferred Stockholder is the sole owner of our Non-Economic Series I Preferred Stock and accordingly has the exclusive right to appoint our Board of Directors, we are a “controlled company” under the Sarbanes-Oxley Act and NYSE rules; therefore, our Compensation Committee and Nominating & Governance Committee are not required to consist entirely of independent directors. See Item 1A. Risk Factors—“Risks related to our governance structure—We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.”

For information regarding procedure by which a presiding director is selected for each executive session and the process by which any interested party may communicate with the non-management directors or independent directors as a group, please see the Company’s Corporate Governance Guidelines at www.crescentenergyco.com.

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

Audit Committee

We have a separately-designated Audit Committee of the Board of Directors (the “Audit Committee”) in accordance with Section 3(a) (58)(A) of the Exchange Act. Our Audit Committee has three members: Messrs. McCain and Bobinsky and Ms. Simon. Mr. McCain currently serves as the chairperson of the Audit Committee. Our Board of Directors has determined that each of Messrs. McCain and Bobinsky and Ms. Simon constitute “Audit Committee Financial Experts” as defined in Section 11 of the Securities Act. Likewise, each of the members serving on our Audit Committee are “independent” under the relevant standards of the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board during the year ending December 31, 2023 were Mses. Brown, Farley and Kendall. Ms. Kendall was an officer of the Company during fiscal year 2023. None of the members who served on the Compensation Committee at any time during fiscal year 2023 had any relationship requiring disclosure in “Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence,” except for Ms. Kendall’s indirect interest in the Management Agreement as an employee of KKR. See “Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements Related to the Merger Transactions—Management Agreement.” No executive officer of the Company served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board of Directors or our Compensation Committee. No executive officer of the Company served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics ("Code of Ethics") that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is available free of charge on our website, www.crescentenergyco.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information at the website address location specified above within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis reviews the compensation policies and programs for individuals who were deemed our “named executive officers” or “NEOs,” as determined under applicable SEC rules.

The narrative discussion set forth in this Compensation Discussion and Analysis is intended to provide additional information related to the data presented in the compensation-related tables included throughout the “Executive Compensation” section of this proxy statement and largely describes the compensation program that was in place from January 1, 2023 to December 31, 2023.

Executive Summary

Named Executive Officers

The following individuals were deemed our named executive officers for the year ended December 31, 2023:

•David C. Rockecharlie, Chief Executive Officer and Director;
•Brandi Kendall, Chief Financial Officer and Director;
•Todd N. Falk, Chief Accounting Officer;
•John Clayton "Clay" Rynd, Executive Vice President; and
•Bo Shi, General Counsel and Corporate Secretary.

We have been externally managed by our Manager since the closing of the Merger Transactions pursuant to the terms of the Management Agreement. During fiscal year 2023, all of our executive officers other than Mr. Shi, which consists of four of the five individuals deemed to be our named executive officers above, were employed by the Manager (such named executive officers who are employed by the Manager, the “Manager Executives”). Because our Management Agreement provides that our Manager is responsible for managing our day-to-day affairs, the Manager Executives did not currently receive any cash or equity-based compensation from us or any of our subsidiaries for serving as our executive officers. Additionally, the Management Agreement does not require the Manager Executives to dedicate a specific amount of time to fulfilling our Manager’s obligations to us under the Management Agreement and does not require a specified amount or percentage of the fees paid to the Manager to be allocated to the Manager Executives. Our Manager does not compensate its employees specifically for such services because these individuals also provide investment management and other services to other investment vehicles that are sponsored, managed or advised by affiliates of our Manager. As a result, our Manager has informed us that it cannot identify the portion of the compensation awarded to the Manager Executives by our Manager that relates solely to their services to us. Accordingly, we are unable to provide complete compensation information for any of the Manager Executives, including our Chief Executive Officer, as the total compensation of the Manager Executives reflects the performance of all the investment vehicles for which these individuals provide services, including, but not limited to, us.

Mr. Shi is the only named executive officer who was employed by us during fiscal year 2023 and the only named executive officer for whom we made compensation determinations during fiscal year 2023. Accordingly, unless specified otherwise, the following disclosures regarding the compensation paid to our named executive officers relates only to the compensation paid to Mr. Shi. As described below under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence—KKR Funds,” certain of our consolidated subsidiaries have entered into MSAs with entities owned by KKR Funds. Pursuant to the MSAs, certain of our employees, including Mr. Shi, provide services to such entities and the Company is reimbursed for compensation paid by the Company to our employee in respect of services provided to such entities. However, the disclosures related to Mr. Shi’s compensation set forth herein reflect 100% of the compensation paid to Mr. Shi by the Company and have not been reduced by amounts, if any, for which the Company was reimbursed by entities owned by KKR Funds.

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

Summary of Compensation Practices

We strive to maintain judicious governance standards and compensation practices by regularly reviewing best practices. We incorporated many best practices when forming our 2023 compensation program, including the following:

What We Do

☑	Align our executive compensation with Company performance
☑	Align executives’ interests with those of stockholders through awards of stock-based compensation
☑	Engage an independent compensation consultant, Meridian Compensation Partners (“Meridian”), to assess our practices
☑	Require that all annual equity awards have a minimum of one year before any initial vesting
☑
Maintain policies that:
•Prohibit all employees from short selling our securities, entering into any derivative transactions with respect to our securities, or otherwise hedging the risk and rewards of our securities
•Prohibit Section 16 officers and directors from pledging our securities
•Claw back incentive-based compensation under certain circumstances

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

Process for Determining 2023 Compensation

We do not determine the cash or other compensation payable by our Manager to the Manager Executives. Our Manager and its affiliates determine the salaries, bonuses and other wages earned by the Manager Executives from our Manager and its affiliates. Our Manager and its affiliates also determine whether and to what extent the Manager Executives will be provided with the opportunity to participate in employee benefit plans. The process for determining the compensation paid to Mr. Shi and our non-employee directors during 2023 is described below.

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

Role of Independent Compensation Consultant

During fiscal year 2023, the compensation committee continued to engage Meridian as its independent compensation consultant to assist the committee with its responsibilities related to our executive officer and director compensation programs. A representative of Meridian attends compensation committee meetings as requested. Meridian provides no services to management or the compensation committee that are unrelated to the duties and responsibilities of the compensation committee, and the compensation committee makes all decisions regarding the compensation of Mr. Shi and our non-employee directors. Meridian reports directly to the compensation committee, and all work conducted by Meridian for us is on behalf of the compensation committee.

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

Risk Assessment of Compensation Plans

Each year, the Committee assesses the Company’s risk profile relative to the executive compensation program and confirms that its compensation programs and policies do not create or encourage excessive risks that are reasonably likely to have a material adverse impact on the Company. As a result, we believe that our compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs and the compensation arrangements with the Manager are designed to encourage our named executive officers and employees to focus on both short-term and long-term strategic goals, thereby creating an ownership culture and helping to align the interests of our employees and our stockholders. Accordingly, our compensation program is balanced between short-term and long-term incentive compensation. Short-term incentive compensation is paid to Mr. Shi annually in cash, but is dependent on satisfying quantitative and qualitative factors determined in the discretion of the Compensation Committee each year. 28% percent of the total annual incentive compensation awarded to Mr. Shi during 2022 was in the form of a long-term equity-based award that vests in equal annual installments over a three-year period.

2023 Compensation Decisions

Base Salary

Base salaries serve to provide fixed cash compensation to our employees, including Mr. Shi, for performing their ongoing responsibilities to the Company. During 2022, Mr. Shi’s base salary was $300,000. Effective January 1, 2023, based on an analysis of the competitive marketplace provided by Meridian and Mr. Shi's contributions, performance and experience, the Compensation Committee approved the increase of Mr. Shi’s base salary to $400,000.

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

Annual Cash Incentive Awards

Annual cash incentive awards are used to motivate and reward our employees, including Mr. Shi. We do not maintain a formal annual cash incentive award program, as such awards are instead determined on a discretionary basis and are generally based on individual performance and the financial health and performance of the Company. The target amount of Mr. Shi’s annual cash incentive compensation for 2023 was set at 115% of Mr. Shi’s base salary. The Compensation Committee reviewed input from Meridian and the considerations outlined above and no changes to Mr. Shi’s target annual cash incentive compensation have been instituted for 2024.

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

During 2022 and 2023, we issued restricted stock unit awards subject to time-based vesting to certain of our employees, including Mr. Shi, and our non-employee directors pursuant to the Equity Incentive Plan. On April 3, 2023, Mr. Shi was granted an award of 9,285 RSUs, with the number of such RSUs determined by dividing Mr. Shi’s target equity award value (which was $130,000) by $14.00, which was the volume-weighted average closing price per share of our Class A Common Stock for the 20 trading days preceding December 7, 2022 (matching the measurement period under the Manager Incentive Plan). Mr. Shi’s 2023 award of RSUs will vest in substantially equal installments on each of the first three anniversaries of April 1, 2023, subject to his continuous employment with the Company through each such vesting date. The actual value realized by Mr. Shi with respect to his RSU awards will be dependent on the value of the Class A Common Stock on the relevant settlement date.

Because all of the Manager Executives were employees of our Manager, none of the Manager Executives were eligible to receive an award under the Equity Incentive Plan and thus no Manager Executive received an award of equity-based compensation from us during fiscal year 2022 or 2023. While we do not pay the Manager Executives any equity-based compensation, we pay our Manager the Incentive Compensation. The Incentive Compensation serves to further align the interests of our Manager and the Manager Executives with those of the Company and its stockholders and mitigates the possibility of excessive risk taking. The Incentive Compensation is described in more detail under the headings “Items 1 and 2. Business and Properties—Management Agreement” and “Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Employment Agreements and Severance and Change in Control Benefits

We have not entered into employment agreements with any of our named executive officers. Further, we do not have any arrangements that would obligate us to make payments to the Manager Executives upon the termination of their services to us or in the event of a change in control of us. However, the award agreements governing the RSU awards granted to Mr. Shi in 2022 and 2023 provide for “double trigger” acceleration of vesting in the event that Mr. Shi experiences a qualifying termination in the 12-month period following a change in control. Mr. Shi is not entitled to any payments or benefits in connection with a termination of his employment that occurs prior to, or more than 12 months following, a change in control. The arrangement with Mr. Shi is described in more detail under the heading “—Potential Payments Upon Termination or Change in Control.”

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

Retirement Benefits

We currently maintain a retirement plan intended to provide benefits under section 401(k) of the Code whereby employees, including Mr. Shi, are allowed to contribute a portion of their base salaries to a tax qualified retirement account. In fiscal years 2022 and 2023, matching contributions were made to participating employees equal to 100% of the employee’s deferral contributions up to 5% of the employee’s compensation, subject to applicable nondiscrimination limitations imposed by the Code. The contributions made on behalf of Mr. Shi for fiscal year 2023 are disclosed in the footnotes to the Summary Compensation Table.

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

Stock Ownership Guidelines

To further align the interests of our directors with the interests of the Company’s other stockholders, our Nominating Committee established stock ownership and retention guidelines for our non-employee directors during 2022 that continued to apply during 2023. These guidelines are described in detail under the heading “—Director Compensation” below.

Clawback Policy

On October 31, 2023, our Board of Directors adopted a clawback policy (the “Clawback Policy”) that complies with the final rule adopted by the SEC in November 2022 and the applicable listing standards adopted by the NYSE. The Clawback Policy requires us to recoup certain incentive-based compensation erroneously awarded to our current and former executive officers in the event of an accounting restatement.

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

2023 Compensation Committee Report

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
Bevin Brown
Brandi Kendall

2023 Executive Compensation Tables

Summary Compensation Table

The following table sets forth the compensation paid to our named executive officers by us for their services for the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Bo Shi	2023	400,000	460,000	105,013	18,920	983,933
General Counsel and Corporate Secretary	2022	300,000	345,000	134,485	14,182	793,667
David C. Rockecharlie	2023	—	—	—	—	—
Chief Executive Officer	2022	—	—	—	—	—
	2021	—	—	—	—	—
Brandi Kendall	2023	—	—	—	—	—
Chief Financial Officer	2022	—	—	—	—	—
	2021	—	—	—	—	—
Todd N. Falk	2023	—	—	—	—	—
Chief Accounting Officer	2022	—	—	—	—	—
	2021	—	—	—	—	—
John Clayton "Clay" Rynd	2023	—	—	—	—	—
Executive Vice President	2022	—	—	—	—	—
	2021	—	—	—	—	—
_______________
(1) The amount reported in this column represents the aggregate grant date fair value, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, of RSUs awarded in 2023 and 2022 under our Equity Incentive Plan to Mr. Shi. The assumptions used in calculating the aggregate grant date fair value of such award are described in "Notes to Combined and Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. As described in the Compensation Discussion and Analysis, the amount reported in this column does not reflect the actual value that will be realized by Mr. Shi in respect of his 2022 and 2023 RSU awards. We have not granted equity or equity-based awards to any of the Manager Executives.
(2) Amounts reported in this column for Mr. Shi reflect Company-paid life insurance premiums and 401(k) matching contributions in the amounts of $90 and $18,830 for the fiscal year ended December 31, 2023.

Grants of Plan-Based Awards for Fiscal Year 2023

The table below includes information regarding RSUs granted under our Equity Incentive Plan to our named executive officers during the fiscal year ended December 31, 2023.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Bo Shi	04/01/2023	3/3/2023	9,285	105,013
David C. Rockecharlie	—	—	—	—

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Brandi Kendall	—	—	—	—
Todd N. Falk	—	—	—	—
John Clayton "Clay" Rynd	—	—	—	—
_______________
(1) The amount included in this column represents the number of RSUs granted to Mr. Shi pursuant to the Equity Incentive Plan during fiscal year 2023. These RSUs will vest in substantially equal installments on each of the first three anniversaries of April 1, 2023. For more information, see the section titled “Compensation Discussion and Analysis—Equity-Based Compensation” above.
(2) The amount reported in this column represents the aggregate grant date fair value, determined in accordance with FASB ASC 718, of the RSUs granted to Mr. Shi in 2023. The assumptions used in calculating the aggregate grant date fair value of such award are described in "Notes to Combined and Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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

Salary and Bonus in Proportion to Total Compensation

The table below reflects the aggregate amount of Mr. Shi’s 2023 salary and bonus in proportion to the total compensation paid to Mr. Shi during 2023. The amounts reported in this table for Mr. Shi were calculated using the amounts reported in the “Salary” and “Bonus” columns of the Summary Compensation Table above. More information regarding Mr. Shi’s salary and bonus arrangements is provided in the Compensation Discussion and Analysis above under the headings “—Compensation Discussion and Analysis—2023 Compensation Decisions—Base Salary” and “—Compensation Discussion and Analysis—2023 Compensation Decisions—Annual Cash Incentive Awards.”

Name	Year	Salary and Bonus ($)	Salary and Bonus as a Percentage of Total Compensation
Bo Shi	2023	860,000	87%

We do not pay any cash or other compensation to the Manager outside of the Manager Incentive Plan as described in more detail in the Compensation Discussion and Analysis above.

Equity Incentive Plan Awards

We granted awards of time-based RSUs to Mr. Shi under the Equity Incentive Plan during 2022 and 2023. Mr. Shi will have no right to receive any dividends or other distribution with respect to a RSU unless and until shares of Class A Common Stock have been delivered in respect of the RSUs that become vested, if any, in accordance with the terms and conditions of the corresponding RSU award. The terms and conditions, including vesting, applicable to Mr. Shi’s 2022 and 2023 RSU awards are further described in the Compensation Discussion and Analysis above under the heading “—Compensation Discussion and Analysis—Equity-Based Compensation.” The potential acceleration and forfeiture events relating to Mr. Shi’s 2022 and 2023 RSU awards are described, as of December 31, 2023, in greater detail under the heading “—Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table reflects information regarding outstanding equity-based awards held by our named executive officers as of December 31, 2023, which consist of RSUs granted under the Equity Incentive Plan to Mr. Shi.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)

Bo Shi	14,155	$186,988
David C. Rockecharlie	—	—
Brandi Kendall	—	—
Todd Falk	—	—
John Clayton "Clay" Rynd	—	—
_______________
(1) Each RSU award granted to Mr. Shi represents the contingent right to receive one share of our Class A Common Stock upon vesting. The 2022 RSU award vested as to one-third of the RSUs granted on April 1, 2023 and will vest as to an additional one-third of the RSUs granted on April 1 of 2024 and 2025. The 2023 RSU award will vest in substantially equal one-third installments on April 1 of 2024, 2025, and 2026.

(2) The amount included in this column represents the market value of our Class A Common Stock underlying the RSU awards granted to Mr. Shi, computed based on the closing price of our Class A Common Stock on December 29, 2023, the last trading day of 2023, which was $13.21 per share.

Option Exercises and Stock Vested in Fiscal Year 2023

Name	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)

Bo Shi	2,435	$27,540
David C. Rockecharlie	—	—
Brandi Kendall	—	—
Todd Falk	—	—
John Clayton "Clay" Rynd	—	—
_______________
(1) Reflects shares received pursuant to the vesting, on April 1, 2023, of RSUs subject to Mr. Shi's 2022 RSU award. The value realized on vesting reflects the closing price of our Class A Common Stock on March 31, 2023 (the last trading day preceding the vesting date), which was $11.31, multiplied by the number of shares of our Class A Common Stock received by Mr. Shi.

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

The award agreements governing Mr. Shi’s 2022 and 2023 RSU awards provide that, upon a termination of Mr. Shi’s employment by the Company without “cause” or a resignation by Mr. Shi for “good reason” that, in each case, occurs within the 12 month period following a “change in control” of the Company, any RSUs that remain unvested as of the date of such termination will immediately vest in full, provided Mr. Shi has remained continuously employed by us from the grant date of such award through the date of termination. Upon a termination of Mr. Shi’s employment for any other reason, any unvested RSUs held by him as of the applicable termination date will be forfeited without consideration. Mr. Shi is not entitled to any payments or benefits in connection with a termination of his employment that occurs prior to, or more than 12 months following, a change in control of the Company.

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

Quantification of Benefits

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above to each of our named executive officers. Except where otherwise noted, payments and benefits are estimated assuming both qualifying termination of employment and a change in control occurred on December 31, 2023. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if other circumstances affect the assumptions used to estimate these potential payments and benefits. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits paid in such circumstances may be different than those set forth in the table below.

Benefits and Payments	Termination Without Cause or for Good Reason During 12 Month Period Following Change in Control ($)	Change in Control ($) (1)	All Other Terminations ($) (1)
Bo Shi
Cash Severance	$—	$—	$—
Accelerated Equity Awards	186,988 (2)	—	—
Total	$186,988	$—	$—
David C. Rockecharlie
Cash Severance	$—	$—	$—
Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
Brandi Kendall
Cash Severance	$—	$—	$—
Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
Todd N. Falk
Cash Severance	$—	$—	$—
Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
John Clayton "Clay" Rynd
Cash Severance	$—	$—	$—

Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
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

(2) This amount was calculated by multiplying (a) the number of shares of our Class A Common Stock underlying Mr. Shi’s RSU awards that would accelerate upon a qualifying termination of Mr. Shi’s employment that occurred in December 31, 2023, assuming that such termination occurred during the 12-month period following a change in control, by (b) $13.21, the closing price of our Class A Common Stock on December 29, 2023, the last trading day of 2023.

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

Director Compensation

2023 Compensation

The following table sets forth information concerning the compensation paid by us to our directors for the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
John C. Goff	80,000	230,238	—	310,238
Claire S. Farley	99,500	129,251	—	228,751
Robert G. Gwin	80,000	129,251	—	209,251
Ellis L. “Lon” McCain	100,000	129,251	—	229,251
Karen J. Simon	80,000	129,251	25,000 (4)	234,251
Erich Bobinsky (1)	80,000	129,251	—	209,251
Bevin Brown (1)	80,000	129,251	—	209,251
_______________
(1) Erich Bobinsky and Bevin Brown are officers and employees of Liberty Holdco and serve on our Board of Directors as nominees of PT Independence. Mr. Bobinsky and Ms. Brown have agreed that they will not receive any separate compensation for serving as directors of the Company and have agreed to transfer to Liberty Holdco any director compensation that they receive from us, including any shares received in respect of equity or equity-based awards. As such, all amounts reported for Mr. Bobinsky and Ms. Brown in this table will not be retained by them, but instead will be transferred to Liberty Holdco. As such, Mr. Bobinsky and Ms. Brown will not retain any compensation with respect to their service on our Board of Directors in 2023. The aggregate number of outstanding RSUs held, as of December 31, 2023, by Mr. Goff was 20,357 and by each other non-management director was 11,428.

(2) The amounts reported in this column represent the aggregate grant date fair value, determined in accordance with FASB ASC 718, of 20,357 RSUs that were granted to Mr. Goff and the 11,428 RSUs that were granted to each other non-management director pursuant to the Equity Incentive Plan on April 3, 2023. The assumptions used in calculating the aggregate grant date fair value of such awards are described in "Notes to Combined and Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. The RSU awards will vest in full on April 1, 2024, subject to the director continuously providing services on our Board of Directors through such date.

(3) As described below, the target value of the annual equity-based compensation granted to our non-management directors is $160,000 plus an additional award with a target value of $125,000 to the non-executive Chairman of the Board. The number of RSUs issued pursuant to the 2023 awards was determined by dividing such target value by $14.00, which was the volume-weighted average closing price per share of our Class A Common Stock for the 20 trading days preceding December 7, 2022 (matching the measurement period under the Manager Incentive Plan).

(4)    The amount reported represents a charitable donation made on Ms. Simon's behalf in connection with her service on the Company's Sustainability Council.

Director Compensation Policy

In connection with the Merger Transactions, we established a comprehensive non-management director compensation policy. The policy is designed to provide competitive compensation necessary to attract and retain high quality non-management directors and to encourage ownership of our Class A Common Stock to further align their interests with those of the Company’s stockholders. No compensation is paid to management directors. The non-management director compensation policy in effect for the fiscal year ended December 31, 2023, provided for the following compensation to our non-management directors:

•An annual cash retainer of $80,000;
•An annual equity-based award with a value of $160,000 (adjusted for partial periods of service) granted in the form restricted stock units, subject to a one-year vesting period;
•An additional equity-based award to the non-executive Chairman of the Board with a value of $125,000 granted in the form of restricted stock units, subject to a one-year vesting period;
•An additional annual cash retainer for the following committee chairs:
◦$20,000 for the chairperson of the Audit Committee,
◦$10,000 for the chairperson of the Compensation Committee, and
◦$9,500 for the chairperson of the Nominating Committee.

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

Manager Incentive Plan

Prior to the closing of the Merger Transactions, we adopted and our stockholders approved, the Manager Incentive Plan. The purpose of the Manager Incentive Plan is to provide a means through which we may provide equity-based compensation to the Manager, as required by the Management Agreement. The description of the Manager Incentive Plan set forth below is a summary of the material features of the Manager Incentive Plan. This summary does not purport to be a complete description of all of the provisions of the Manager Incentive Plan and is qualified in its entirety by reference to the Manager Incentive Plan, which is attached hereto as Exhibit 10.6.

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

Equity Incentive Plan

Prior to the closing of the Merger Transactions, we adopted, and our stockholders approved, the Equity Incentive Plan. On May 10, 2023, the Board adopted, and stockholders holding a majority of the shares of voting power of our Class A Common Stock and Class B Common Stock approved the adoption of, the First Amendment to the Equity Incentive Plan (the “First Amendment”). The First Amendment increases the number of shares of our Class A Common Stock authorized to be delivered under the Equity Incentive Plan by 2,477,201 shares.

The purpose of the Equity Incentive Plan is to incentivize individuals providing services to the Company or its affiliates as its employees, officers or non-employee directors through grants of equity-based incentive awards. Any individual employed by the Manager or any of its parent companies is not be eligible to participate in the Equity Incentive Plan. As such, none of our executive officers, including the named executive officers, except for Mr. Shi are eligible to participate in the Equity Incentive Plan. The description of the Equity Incentive Plan set forth below is a summary of the material features of the Equity Incentive Plan. This summary does not purport to be a complete description of all of the provisions of the Equity Incentive Plan and is qualified in its entirety by reference to the Equity Incentive Plan, which is included as Exhibit 10.7 hereto, and the First Amendment, which is included as Exhibit 10.8 hereto.

Equity Incentive Plan Share Limits. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the Equity Incentive Plan, 3,338,550 shares of Class A Common Stock are reserved for issuance pursuant to awards under the Equity Incentive Plan (after giving effect to the First Amendment). The total number of shares reserved for issuance under the Equity Incentive Plan may be issued pursuant to incentive stock options (which generally are stock options that meet the requirements of Section 422 of the Code). If an award under the Equity Incentive Plan is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the Equity Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us, based on filings made under Section 13(d) and 13(g) of the Exchange Act, regarding the beneficial ownership of our common stock as of February 29, 2024 by:

•each person, or group of affiliated persons, known to us to beneficially own more than 5% of our common stock;
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

As of February 29, 2024, there were 91,608,800 shares of our Class A Common Stock and 88,048,124 shares of our Class B Common Stock outstanding.

Shares Beneficially Owned by Certain Beneficial Owners and Management
	Class A Common Stock		Class B Common Stock		Combined Voting Power (1)
	Number	% of class	Number	% of class	Number	% of class

5% Stockholders
Independence Energy Aggregator LP and its affiliates (2)	—	—%	51,234,496	58.2%	51,234,496	28.5%
KKR Upstream Associates LLC (3)	572,354	0.6%	51,234,496	58.2%	51,806,850	28.8%
PT Independence Energy Holdings LLC and its affiliates (4)(5)	41,118	*	36,813,628	41.8%	36,854,746	20.5%
John C. Goff 2010 Family Trust (6)(10)	8,949,408	9.8%	—	—%	8,949,408	5.0%
The Vanguard Group (7)	8,171,426	8.9%	—	—%	8,171,426	4.5%
Teacher Retirement System of Texas (8)	8,029,515	8.8%	—	—%	8,029,515	4.5%
BlackRock, Inc. (9)	6,049,064	6.6%	—	—%	6,049,064	3.4%
Directors and Named Executive Officers
John C. Goff (10)	9,716,156	10.6%	—	—%	9,716,156	5.4%
David C. Rockecharlie	100,000	*	—	—%	100,000	*
Brandi Kendall	20,642	*	—	—%	20,642	*
John Clayton "Clay" Rynd	7,000	*	—	—%	7,000	*
Todd N. Falk	5,000	*	—	—%	5,000	*
Bo Shi (12)	24,124	*	—	—%	24,124	*
Karen J. Simon (11)	60,983	*	—	—%	60,983	*
Ellis L. McCain (11)	53,624	*	—	—%	53,624	*
Erich Bobinsky	—	—%	—	—%	—	—%
Bevin Brown	—	—%	—	—%	—	—%
Claire S. Farley (11)	20,559	*	—	—%	20,559	*
Robert G. Gwin (11)	20,559	*	—	—%	20,559	*
Directors and Executive Officers as a group (12 persons)	10,028,647	10.9%	—	—%	10,028,647	5.6%

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
(5) Includes 22,856 shares of Class A Common Stock underlying RSU awards held by Erich Bobinsky and Bevin Brown granted in respect of service on our Board of Directors that will vest, subject to continued service on our Board, within 60 days of the date hereof. As described in the footnotes to the Director Compensation Table, Mr. Bobinsky and Ms. Brown have agreed to remit any shares of Class A Common Stock received as compensation for service on our Board of Directors to Liberty Holdco.
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
(7)     The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(8)     The address of Teacher Retirement System of Texas is 1000 Red River Street, Austin, Texas 78701.
(9)    The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(10)     Includes 20,357 shares of Class A Common Stock underlying RSU awards granted as compensation in respect of service on our Board of Directors that will vest, subject to Mr. Goff's continued service on our Board, within 60 days of the date hereof. John C. Goff is the record holder of 714,357 shares of Class A Common Stock, and as the sole board member of The Goff Family Foundation, and the sole trustee of the Goff Family Trust, which is the managing member of GFT Strategies, LLC and the sole shareholder of Goff Capital, Inc. and JCG 2016 Management, LLC, he may be deemed to beneficially own the shares of Class A Common Stock held of record by those entities.
(11)     Includes 11,428 shares of Class A Common Stock underlying RSU awards granted as compensation in respect of service on our Board of Directors that will vest, subject to continued service on our Board, within 60 days of the date hereof.
(12)     Includes 5,530 shares of Class A Common Stock underlying RSU awards that will vest, subject to continued employment, within 60 days of the date hereof.
*     less than 1%

Equity Compensation Plan Information

The following table provides information with respect to the shares of our Class A Common Stock that may be issued under our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of shares of Class A Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of shares of Class A Common Stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Crescent Energy Company 2021 Equity Incentive Plan	388,696	$—	2,870,195
Equity compensation plans not approved by shareholders
Crescent Energy Company 2021 Manager Incentive Plan (1)	4,938,980 (2)	$—	—
Total	5,327,676	$—	2,870,195

(1)The Manager Incentive Plan contains a formula for calculating the number of securities available for issuance under the Manager Incentive Plan. Pursuant to such formula, the total number of shares of our Class A Common Stock reserved for issuance under the Manager Incentive Plan is equal to the sum of (i) 4,306,745, plus (ii) on January 1 of each calendar year that occurs before the tenth anniversary of the effective date of the Manager Incentive Plan, 10% of the additional Class A Common Stock issued, if any, during the immediately preceding calendar year.
(2)The amount reported in this row represents the maximum number of shares issuable in respect of the Incentive Compensation. The exact number of shares of Class A Common Stock covered by the Incentive Compensation will not be determinable until the Incentive Compensation vests and is settled. However, the number of shares issuable in respect of the Incentive Compensation is limited by the number of shares available for issuance under the Manager Incentive Plan, which was equal to 4,938,980 as of December 31, 2023. If the performance goals applicable to the Incentive Compensation became earned at target performance as of December 31, 2023, 9,160,880 shares of Class A Common Stock would have become earned. If the Incentive Compensation became earned at a level in excess of the Class A Common Stock reserved for issuance under the Manager Incentive Plan, such excess would be settled in cash. For more information on the Incentive Compensation see the narrative disclosure following this table and the disclosure included elsewhere under the headings “Items 1 and 2. Business and Properties—Management Agreement.”
(3)All outstanding awards under the Manager Incentive Plan and the Equity Incentive Plan represent restricted stock units subject to time- or performance-based vesting, which do not have an exercise price.

Descriptions of the material terms of the Equity Incentive Plan and the Manager Incentive Plan are included herein under the heading “Item 11. Executive Compensation— Equity-Based Compensation,” which descriptions are incorporated to this Equity Compensation Plan Information disclosure by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review of Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved will or may be expected to exceed $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

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

Our Related Party Transactions Policy (the “RPT Policy”) was adopted by our Board of Directors in December 2021. The RPT Policy requires that, prior to entering into a Related Party Transaction, the Audit Committee shall review the material facts of the proposed transaction in advance. If advance Audit Committee review and approval of a Related Party Transaction is not feasible, then such Related Party Transaction will be reviewed and considered and, if the Audit Committee determines it to be appropriate and not inconsistent with the interests of the Company and its stockholders, ratified at the Audit Committee’s next regularly scheduled meeting. In determining whether to approve or ratify such a Related Party Transaction, the Audit Committee will take into account, among other factors it deems appropriate, (1) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (2) the extent of the Related Person’s interest in the transaction and (3) whether the Related Party Transaction is material to the Company.

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation ("Management Compensation") on a quarterly basis equal to our pro rata share (based on our relative ownership of OpCo) of an annual $55.5 million fee. This amount will increase over time as our ownership percentage of OpCo increases. In addition, as our business and assets expand, Management Compensation may increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our equity securities (including in connection with acquisitions). However, incremental Management Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units. During the year ended December 31, 2023, we recorded general and administrative expense of $23.8 million and made cash distributions of $33.2 million to our redeemable noncontrolling interests related to the Management Agreement. In addition, at December 31, 2023, we accrued $13.9 million, included within Accounts payable - affiliates on the consolidated balance sheets, for distributions to our redeemable noncontrolling interests in OpCo related to the Management Agreement which will be paid during the first quarter of 2024.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A common stock equal to 2% of the outstanding Class A common stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A common stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. During the year ended December 31, 2023, we recorded general and administrative expense of $68.0 million related to the Incentive Compensation. See "Notes to Combined and Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of December 31, 2023, we had a related party receivable of $0.1 million included within Accounts receivable – affiliates and a related party payable of $27.9 million included within Accounts payable – affiliates on our consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings, credit facility structuring and equity offerings. We paid $5.2 million in fees, discounts and commissions to KCM in connection with our debt and equity transactions during the year ended December 31, 2023.

Other Transactions

During the year ended December 31, 2023, we made cash distributions of $0.8 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay income taxes. In addition, we reimburse KKR for any costs incurred on our behalf. At December 31, 2023 we had $1.3 million accrued within Accounts payable - affiliates for reimbursable costs and distributions to our redeemable noncontrolling interests for their pro rata share of taxes which will be paid during the first quarter of 2024.

During the year ended December 31, 2022, we made cash distributions of $18.1 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay income taxes. At December 31, 2022, we had $0.1 million accrued within Accounts payable - affiliates for distributions to our redeemable noncontrolling interests in OpCo related to their pro rata share of taxes which was paid during the first quarter of 2023.

During the year ended December 31, 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. Upon lease commencement in April 2023, we recorded a $2.4 million right-of-use asset in Other assets, an operating lease liability of $0.1 million in Other current liabilities and $2.3 million in Other liabilities on the consolidated balance sheets. During the first quarter of 2024, we entered into an amendment to the original lease agreement for additional office space. Under the amended agreement our annual base rent is $0.4 million increasing to $0.5 million over the life of the agreement.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, Auditor Firm ID: 34.

Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP for the years ended December 31, 2023 and 2022 are presented in the following table.

	2023	2022
	(in thousands)
Audit fees	$3,125	$3,350
Audit-related fees	945	190
Tax fees	2,653	2,055
Total	$6,723	$5,595

As presented in the preceding table, “Audit fees” represent amounts billed for each year in connection with (i) the annual audit of our consolidated financial statements filed on Form 10-K and related internal controls over financial reporting and (ii) the quarterly review of our consolidated financial statements filed on Form 10-Q. "Audit-related fees" represent amounts for services provided in connection with our statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters. We are prohibited from using Deloitte & Touche to perform general bookkeeping, human resources or management functions for us, and any other service not permitted by the PCAOB. "Tax fees" represent amounts for services rendered for tax compliance. All fees presented were approved by the Audit Committee in accordance with its pre-approval policy. We did not engage Deloitte & Touche to perform any other services for us during the last two years.

The Audit Committee has determined that Deloitte & Touche LLP is independent for purposes of providing external audit services to the Company.

Audit Committee Policy for Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by its independent accounting firm. These procedures include reviewing fee estimates for audit services and permitted recurring non-audit services, and authorizing the Company to execute letter agreements setting forth such fees. Audit Committee approval is required for any services to be performed by the independent accounting firm that are not specified in the letter agreements. The Audit Committee has delegated approval authority to the chairman of the Audit Committee, but any exercises of such authority are reported to the Audit Committee at the next meeting.

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
2.1#
Transaction Agreement, dated as of June 7, 2021, by and among Contango Oil & Gas Company, Independence Energy LLC, IE PubCo Inc., IE OpCo LLC, IE L Merger Sub LLC and IE C Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company's proxy statement/prospectus, filed with the Securities and Exchange Commission on October 8, 2021).

2.2#
Membership Interest Purchase Agreement, dated as of February 15, 2022, by and between Verdun Oil Company II LLC and Javelin VentureCo, LLC, and Crescent Energy OpCo LLC, as guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

2.3#
Purchase and Sale Agreement, dated as of May 2, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023).

2.4*#	First Amendment to Purchase and Sale Agreement, dated as of July 3, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P.
2.5*#	Second Amendment to Purchase and Sale Agreement, dated as of December 18, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P.
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

Exhibit No.	Description
4.9
Sixth Supplemental Indenture, dated as of March 6, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K filed on March 7, 2023).

4.10
Indenture, dated as of February 1, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2023).

4.11
First Supplemental Indenture, dated as of July 20, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2023).

4.12
Second Supplemental Indenture, dated as of September 12, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2023).

4.13
Third Supplemental Indenture, dated as of December 8, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2023).

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

10.8†
First Amendment to the Crescent Energy Company 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2023).

10.9†
Form of Equity Incentive Plan RSU Agreement - Director Form (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2022).

10.10†
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

10.14†	Indemnification Agreement (Todd Falk) (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
10.15†	Indemnification Agreement (Clay Rynd) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).

Exhibit No.	Description
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

10.29
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

10.3
Sixth Amendment to Credit Agreement, dated December 13, 2023, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on From 8-K, filed with the Securities and Exchange Commission on December 13, 2023).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Ryder Scott Company, LP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Crescent Energy Company Clawback Policy
99.1	Report of Ryder Scott Company, LP. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2024).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.

Exhibit No.	Description
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
101.DEF**	XBRL Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith
**    These files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.
† Management contract or compensatory plan or agreement
# Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2024.

CRESCENT ENERGY COMPANY
(Registrant)

/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2024.

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