Form 10-Q
period 2024-03-31
Crescent Energy Co
filed 2024-05-06
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 001-41132

Crescent Energy Company
(Exact name of registrant as specified in its charter)

Delaware	87-1133610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 Travis Street, Suite 7200
Houston, Texas 77002
(713) 332-7001
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

As of April 30, 2024, there were approximately 111,516,601 and 65,948,124 shares of the registrant's Class A and Class B common stock outstanding, respectively.

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
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, upcoming elections and associated political volatility, continued hostilities in the Middle East, including the Israel-Hamas conflict and rising tensions with Iran, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
•general economic conditions, including the impact of inflation, elevated interest rates and associated changes in monetary policy;
•the impact of central bank policy actions and disruption in the capital markets;
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
•risks relating to managing our growth, particularly in connection with the integration of significant acquisitions, including the Western Eagle Ford Acquisitions (as defined herein);
•risks related to the Western Eagle Ford Acquisitions, including the risk that we may fail to realize the expected benefits of the Western Eagle Ford Acquisitions;
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
•our ability to predict and manage the effects of actions of the Organization of the Petroleum Exporting Countries (“OPEC”) and agreements to set and maintain production levels, including as a result of recent production cuts by OPEC, which may be exacerbated by the increased hostilities in the Middle East and rising tensions with Iran;
•information technology failures or cyberattacks;
•changes in tax laws;
•effects of competition; and
•seasonal weather conditions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability and cost of drilling and production equipment and services, project construction delays, environmental risks, drilling and other operating risks, lack of availability or capacity of midstream gathering and transportation infrastructure, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, including restrictions due to elevated interest rates, the timing of development expenditures and the other risks described under “Risk Factors” in this Quarterly Report, in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report") and our reports and registration statements filed from time to time with the SEC.

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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,321	$2,974
Accounts receivable, net	461,836	504,630
Accounts receivable – affiliates	7,873	2,108
Derivative assets – current	36,513	54,321
Prepaid expenses	39,501	40,406
Other current assets	12,721	11,213
Total current assets	563,765	615,652
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	8,781,571	8,574,478
Unproved	290,904	283,324
Oil and natural gas properties at cost, successful efforts method	9,072,475	8,857,802
Field and other property and equipment, at cost	202,887	198,570
Total property, plant and equipment	9,275,362	9,056,372
Less: accumulated depreciation, depletion, amortization and impairment	(3,108,052)	(2,940,546)
Property, plant and equipment, net	6,167,310	6,115,826
Derivative assets – noncurrent	4,305	8,066
Investments in equity affiliates	6,203	6,076
Other assets	56,334	57,715
TOTAL ASSETS	$6,797,917	$6,803,335

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$574,633	$613,543
Accounts payable – affiliates	35,983	52,607
Derivative liabilities – current	101,220	42,051
Financing lease obligations – current	4,148	4,233
Other current liabilities	32,092	37,823
Total current liabilities	748,076	750,257
Long-term debt	1,749,226	1,694,375
Derivative liabilities – noncurrent	2,059	—
Asset retirement obligations	424,232	418,319
Deferred tax liability	288,369	262,581
Financing lease obligations – noncurrent	6,187	7,066
Other liabilities	36,809	35,019
Total liabilities	3,254,958	3,167,617
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,546,722	1,901,208
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 106,480,353 and 92,680,353 shares issued, and 105,408,800 and 91,608,800 shares outstanding as of March 31, 2024 and December 31, 2023	11	9
Class B common stock, $0.0001 par value; 500,000,000 shares authorized, 71,948,124 and 88,048,124 shares issued and outstanding as of March 31, 2024 and December 31, 2023	7	9
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Treasury stock, at cost; 1,071,553 shares of Class A common stock as of March 31, 2024 and December 31, 2023	(17,143)	(17,143)
Additional paid-in capital	1,929,307	1,626,501
Retained earnings	58,630	95,447
Noncontrolling interests	25,425	29,687
Total equity	1,996,237	1,734,510
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,797,917	$6,803,335

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil	$473,894	$372,336
Natural gas	79,944	162,021
Natural gas liquids	66,947	42,523
Midstream and other	36,688	13,257
Total revenues	657,473	590,137
Expenses:
Lease operating expense	130,688	130,954
Workover expense	12,302	12,571
Asset operating expense	31,350	22,218
Gathering, transportation and marketing	69,569	47,403
Production and other taxes	32,523	54,923
Depreciation, depletion and amortization	176,564	146,483
Midstream operating expense	27,742	3,779
General and administrative expense	42,715	21,238
Total expenses	523,453	439,569
Income (loss) from operations	134,020	150,568
Other income (expense):
Gain (loss) on derivatives	(105,602)	150,310
Interest expense	(42,686)	(29,320)
Loss from extinguishment of debt	(22,582)	—
Other income (expense)	150	250
Income (loss) from equity affiliates	127	163
Total other income (expense)	(170,593)	121,403
Income (loss) before taxes	(36,573)	271,971
Income tax benefit (expense)	4,209	(16,360)
Net income (loss)	(32,364)	255,611
Less: net (income) loss attributable to noncontrolling interests	(3,499)	(149)
Less: net (income) loss attributable to redeemable noncontrolling interests	11,695	(195,668)
Net income (loss) attributable to Crescent Energy	$(24,168)	$59,794
Net income (loss) per share:
Class A common stock – basic	$(0.25)	$1.24
Class A common stock – diluted	$(0.25)	$1.24
Class B common stock – basic and diluted	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	94,793	48,282
Class A common stock - diluted	94,793	48,665
Class B common stock – basic and diluted	84,333	118,645

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$804,587	$61,957	$14,178	$862,291
Net income (loss)	—	—	—	—	—	—	—	—	—	59,794	149	59,943
Contributions	—	—	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	—	—	(917)	(917)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(8,208)	—	(8,208)
Equity-based compensation	—	—	—	—	—	—	—	—	1,812	—	1,553	3,365
Balance at March 31, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$806,399	$113,543	$14,966	$916,477

Balance at January 1, 2024	91,609	$9	88,048	$9	1	$—	1,071	$(17,143)	$1,626,501	$95,447	$29,687	$1,734,510
Net income (loss)	—	—	—	—	—	—	—	—	—	(24,168)	3,499	(20,669)
Distributions	—	—	—	—	—	—	—	—	—	—	(8,037)	(8,037)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(12,649)	—	(12,649)
Equity-based compensation	—	—	—	—	—	—	—	—	14,556	—	276	14,832
Change in deferred taxes related to basis differences associated with the 2024 Equity Transactions	—	—	—	—	—	—	—	—	(30,713)	—	—	(30,713)
Change in equity associated with the 2024 Equity Transactions	13,800	2	(16,100)	(2)	—	—	—	—	318,963	—	—	318,963
Balance at March 31, 2024	105,409	$11	71,948	$7	1	$—	1,071	$(17,143)	$1,929,307	$58,630	$25,425	$1,996,237

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(32,364)	$255,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	176,564	146,483
Deferred tax expense (benefit)	(4,925)	15,848
(Gain) loss on derivatives	105,602	(150,310)
Net cash (paid) received on settlement of derivatives	(22,806)	(47,157)
Non-cash equity-based compensation expense	28,174	7,605
Amortization of debt issuance costs, premium and discount	4,376	1,050
Loss from debt extinguishment	22,582	—
Settlement of acquired derivative contracts	—	(18,647)
Other	(6,098)	(5,125)
Changes in operating assets and liabilities:
Accounts receivable	42,794	(8,952)
Accounts receivable – affiliates	(5,765)	(90)
Prepaid and other current assets	(430)	(4,586)
Accounts payable and accrued liabilities	(101,948)	34,681
Accounts payable – affiliates	(20,524)	11,861
Other	(1,462)	1,818
Net cash provided by operating activities	183,770	240,090
Cash flows from investing activities:
Development of oil and natural gas properties	(136,816)	(190,478)
Acquisitions of oil and natural gas properties, net of cash acquired	(19,532)	(11,353)
Proceeds from the sale of oil and natural gas properties	—	4,890
Purchases of restricted investment securities – HTM	(1,776)	(1,780)
Maturities of restricted investment securities – HTM	1,800	1,800
Other	(1,137)	1,808
Net cash used in investing activities	(157,461)	(195,113)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after discount and underwriting fees	690,375	394,000
Repurchase of Senior Notes, including extinguishment costs	(714,817)	—
Revolving Credit Facility borrowings	684,600	218,000
Revolving Credit Facility repayments	(626,800)	(613,400)
Payment of debt issuance costs	(3,721)	(2,621)
Redeemable noncontrolling interest distributions	(88)	—
Dividend to Class A common stock	(12,649)	(8,208)
Distributions to redeemable noncontrolling interests related to Class A common stock dividend	(8,274)	(20,171)
Distributions to redeemable noncontrolling interests related to Manager Compensation	(6,798)	(9,471)
Distributions to redeemable noncontrolling interests related to income taxes	(66)	(54)
Repurchase of redeemable noncontrolling interests related to 2024 Equity Transactions	(22,701)	—
Noncontrolling interest distributions	(1,858)	(924)
Noncontrolling interest contributions	—	3
Other	(1,070)	(826)
Net cash (used in) provided by financing activities	(23,867)	(43,672)
Net change in cash, cash equivalents and restricted cash	2,442	1,305
Cash, cash equivalents and restricted cash, beginning of period	8,729	15,304
Cash, cash equivalents and restricted cash, end of period	$11,171	$16,609
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
NOTE 1 – Organization and Basis of Presentation

Organization

Crescent is a differentiated U.S. energy company committed to delivering value for shareholders through a disciplined growth through acquisition strategy and consistent return of capital. Our portfolio of low-decline, cash-flow oriented assets comprises both mid-cycle unconventional and conventional assets with a long reserve life and deep inventory of high-return development locations in the Eagle Ford and Uinta basins.

Corporate Structure

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” and Crescent is a holding company, the sole material assets of which are units ("OpCo Units") of Crescent Energy OpCo LLC ("OpCo"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities, with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within NOTE 11 – Related Party Transactions. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate of KKR & Co. Inc. (together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

2024 Equity Transactions

In March 2024, 16.1 million OpCo Units were acquired from Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Redemption"). Of the total OpCo Units acquired, 13.8 million were acquired for shares of Class A Common Stock, which were subsequently sold in an underwritten public offering at a price to the public of $10.50 per share, or a net price of $9.87 per share after deducting the underwriters' discounts and commissions, from which we did not receive any proceeds, nor incur any material expenses with respect to such acquisition. In connection with the underwritten public offering, we repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for $22.7 million in cash and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Repurchase," together with the March 2024 Redemption, the "March 2024 Equity Transactions").

As a result of the March 2024 Equity Transactions, the total number of shares of our Class A Common Stock increased by 13.8 million shares and the total number of shares of our Class B Common Stock decreased by 16.1 million shares. Redeemable noncontrolling interests decreased by $341.7 million while APIC increased by $319.0 million as a result of the March 2024 Equity Transactions to reflect the new ownership of OpCo as of March 31, 2024.

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

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which at March 31, 2024, is owned approximately 59% by Crescent and approximately 41% by holders of our redeemable noncontrolling interests, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within NOTE 11 – Related Party Transactions. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt.

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
NOTE 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use historical experience and various other assumptions and information that are believed to be reasonable under the circumstances in developing our estimates and judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results may differ from these estimates. Our significant estimates include the fair value of acquired assets and liabilities, oil and natural gas reserves, impairment of proved and unproved oil and natural gas properties and valuation of derivative instruments and income taxes.

Restricted Cash

Restricted cash consists of funds earmarked for a special purpose and therefore not available for immediate and general use. The majority of our restricted cash is composed of cash that is contractually required to be restricted to pay for the future abandonment of certain wells. Restricted cash is included in Other current assets and Other assets on our consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in our consolidated statements of cash flows:

	As of March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$5,321	$2,930
Restricted cash – current	261	8,631
Restricted cash – noncurrent	5,589	5,048
Total cash, cash equivalents and restricted cash	$11,171	$16,609

Redeemable Noncontrolling Interests

Pursuant to the OpCo LLC Agreement, holders of OpCo Units, other than the Company, may redeem all or a portion of their OpCo Units for either (a) shares of Class A Common Stock or (b) at the election of the Company, an approximately equivalent amount of cash as determined pursuant to the terms of the OpCo LLC Agreement. In connection with such redemption, a corresponding number of shares of Class B Common Stock will be cancelled. The cash redemption election is not considered to be within the control of the Company because the holders of Class B Common Stock and their affiliates control the Company through direct representation on the Board of Directors. As a result, we present the noncontrolling interests in OpCo as redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interests are recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to additional paid-in capital. The cash redemption amount for OpCo Units for this purpose is based on the 10-day volume-weighted average closing price of Class A Common Stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to additional paid-in capital. Additionally, certain other subsidiaries have agreements whereby certain employees have the option to sell their noncontrolling interest in such subsidiaries back to us at fair value and these interests are treated as redeemable noncontrolling interests outside of permanent equity.

During March 2024, the 2024 Equity Transactions reduced the number of shares of our Class B Common Stock by 16.1 million shares. In addition, the 2024 Equity Transactions resulted in the transfer of 13.8 million OpCo Units to Crescent and the repurchase, by OpCo, of 2.3 million OpCo Units for $22.7 million in cash. As a result of the transfer of additional OpCo Units to Crescent, we reclassified $319.0 million from Redeemable noncontrolling interests to Additional paid-in capital.

From December 31, 2023 through March 31, 2024, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2023	$1,901,208
Net loss attributable to redeemable noncontrolling interests	(11,695)
Distributions	(88)
Distributions from OpCo related to Class A common stock dividend and income taxes, net	(8,362)
Accrued OpCo distribution related to Manager Compensation	(5,627)
Equity-based compensation	12,950
Change in redeemable noncontrolling interests associated with the 2024 Equity Transactions	(341,664)
Balance as of March 31, 2024	$1,546,722

Income Taxes

Crescent is a holding company, the sole material assets of which are OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three months ended March 31, 2024 and March 31, 2023, we recognized income tax benefit of $4.2 million and income tax expense of $16.4 million for an effective tax rate of 11.5% and 6.0%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

We have U.S. federal net operating loss carryforwards ("NOLs") and recognized built-in-loss ("RBIL") property that are subject to limitation under Section 382. Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, utilization of our NOLs and RBIL carryforwards is subject to an annual limitation. These annual limitations may result in the expiration of NOLs and RBIL carryforwards prior to utilization; accordingly, we have maintained a valuation allowance related to U.S. federal NOLs and RBIL carryforwards that we do not believe are recoverable due to these Section 382 limitations.

As of March 31, 2024 and December 31, 2023, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following table presents our supplemental cash flow disclosures for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$50,069	$7,447
Income tax payments (refunds)	86	20
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$136,630	$88,540
Right-of-use assets obtained in exchange for leases	3,673	2,485
NOTE 3 – Acquisitions and Divestitures

Acquisitions

In February 2024, we acquired a portfolio of oil and natural gas mineral interests located in the Karnes Trough of the Eagle Ford Basin from an unrelated third-party (the "Eagle Ford Minerals Acquisition") for total cash consideration of approximately $25.0 million, including customary purchase price adjustments. The purchase price was funded using borrowings under our Revolving Credit Facility.

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

In October 2023, we consummated an unrelated acquisition contemplated by the Purchase and Sale Agreement, dated as of August 22, 2023, between our subsidiary and an unaffiliated third party, pursuant to which we agreed to acquire certain incremental working interests in oil and natural gas properties (the "October Western Eagle Ford Acquisition," and together with the July Western Eagle Ford Acquisition, the "Western Eagle Ford Acquisitions") in certain of our existing Western Eagle Ford assets from the seller for aggregate cash consideration of approximately $235.1 million, including certain customary purchase price adjustments.

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our asset acquisitions during 2024 and 2023 that impact the periods presented:

	As of March 31, 2024	As of December 31, 2023
	Eagle Ford Minerals Acquisition	July Western Eagle Ford Acquisition	October Western Eagle Ford Acquisition
		(in thousands)
Consideration transferred:
Cash consideration	$25,000	$592,735	$235,069
Total	$25,000	$592,735	$235,069
Assets acquired and liabilities assumed:
Prepaid and other current assets	$—	$355	$—
Oil and natural gas properties - proved	12,865	595,025	239,573
Oil and natural gas properties - unproved properties	12,135	22,310	9,819
Accounts payable and accrued liabilities	—	(12,668)	(5,790)
Asset retirement obligations	—	(10,541)	(7,908)
Other liabilities	—	(1,746)	(625)
Net assets acquired	$25,000	$592,735	$235,069
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

As of March 31, 2024, our commodity derivative instruments consisted of fixed price swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of March 31, 2024:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
	(in thousands)				(in thousands)
Crude oil swaps – WTI (Bbls):
2024	8,065	$68.24			$(95,743)
Crude oil swaps – Brent (Bbls):
2024	181	$70.98			(2,388)
Crude oil collars – WTI (Bbls):
2024	5,244	$63.16	—	$81.71	(16,446)
2025	2,738	$60.00	—	$79.42	(5,201)
2025(1)	1,460	$60.00	—	$85.00	(3,805)
Crude oil collars – Brent (Bbls):
2024	110	$65.00	—	$100.00	(2)
2025	365	$65.00	—	$91.61	96
Natural gas swaps (MMBtu):
2024	30,860	$3.69			39,487
Natural gas collars (MMBtu):
2024	13,750	$3.38	—	$4.56	14,133
2025	58,765	$3.00	—	$6.03	10,296
Crude oil basis swaps (Bbls):
2024	5,885	$1.51			(716)
2025	913	$1.80			1
Natural gas basis swaps (MMBtu):
2024	24,392	$(0.18)			1,067
2025	5,037	$0.32			(147)
Calendar Month Average roll swaps (Bbls):
2024	5,959	$0.43			(2,929)
2025	1,460	$0.45			(164)
Total					$(62,461)

(1)     Represents outstanding crude oil collar options exercisable by the counterparty until December 16, 2024.

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts as of March 31, 2024 and December 31, 2023:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
March 31, 2024
Assets:
Derivative assets – current	$68,237	$(31,724)	$36,513
Derivative assets – noncurrent	20,802	(16,497)	4,305
Total assets	$89,039	$(48,221)	$40,818
Liabilities:
Derivative liabilities – current	$(132,944)	$31,724	$(101,220)
Derivative liabilities – noncurrent	(18,556)	16,497	(2,059)
Total liabilities	$(151,500)	$48,221	$(103,279)

December 31, 2023
Assets:
Derivative assets – current	$93,720	$(39,399)	$54,321
Derivative assets – noncurrent	22,686	(14,620)	8,066
Total assets	$116,406	$(54,019)	$62,387
Liabilities:
Derivative liabilities – current	$(81,450)	$39,399	$(42,051)
Derivative liabilities – noncurrent	(14,620)	14,620	—
Total liabilities	$(96,070)	$54,019	$(42,051)

See NOTE 5 – Fair Value Measurements for more information.

The amounts recognized in Gain (loss) on derivatives in our condensed consolidated statements of operations were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(44,062)	$(38,105)
Realized gain (loss) on natural gas positions	21,256	(16,536)
Realized gain (loss) on NGL positions	—	7,484
Total realized gain (loss) on derivatives	(22,806)	(47,157)
Unrealized gain (loss) on commodity hedges	(82,796)	197,467
Gain (loss) on derivatives	$(105,602)	$150,310

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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2024
Financial assets:
Derivative assets	$—	$89,039	$—	$89,039
Financial liabilities:
Derivative liabilities	$—	$(151,500)	$—	$(151,500)

December 31, 2023
Financial assets:
Derivative assets	$—	$116,406	$—	$116,406
Financial liabilities:
Derivative liabilities	$—	$(96,070)	$—	$(96,070)

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined below) as of March 31, 2024 and December 31, 2023 was approximately $1,763.9 million and $1,750.7 million based on quoted market prices.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$138,478	$125,010
Accrued lease and asset operating expense	72,028	58,847
Accrued capital expenditures	98,687	74,206
Accrued general and administrative expense	12,139	16,441
Accrued gathering, transportation and marketing expense	38,366	56,088
Accrued revenue and royalties payable	153,360	154,345
Accrued interest expense	14,437	45,546
Accrued severance taxes	37,903	58,100
Other	9,235	24,960
Total accounts payable and accrued liabilities	$574,633	$613,543
NOTE 7 – Debt

Senior Notes

2032 Notes

In March 2024, we issued $700.0 million aggregate principal amount of 7.625% senior notes due 2032 (the "2032 Notes") at par (the “2032 Notes Offering”). The 2032 Notes bear interest at an annual rate of 7.625%, which is payable on April 1 and October 1 of each year, and mature on April 1, 2032. The proceeds from the 2032 Notes Offering were approximately $686.2 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds and additional borrowing under our Revolving Credit Facility to finance the consideration of the Tender Offer and Redemption (each term as defined below) of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs, as discussed further below.

We may, at our option, redeem all or a portion of the 2032 Notes at any time on or after April 1, 2027 at certain redemption prices. We may also redeem up to 40% of the aggregate principal amount of the 2032 Notes before April 1, 2027 with an amount of cash not greater than the net proceeds that we raise in certain equity offerings at a redemption price equal to 107.625% of the principal amount of the 2032 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, prior to April 1, 2027, we may redeem some or all of the 2032 Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

2028 Notes

In February 2023, we issued $400.0 million aggregate principal amount of 9.250% senior notes due 2028 (the "2028 Notes"). In July 2023, we issued an additional $300.0 million, aggregate principal amount of 2028 Notes at 98.000% of par. In September 2023, we issued an additional $150.0 million aggregate principal amount of 2028 Notes at 101.125% of par. In December 2023, we issued an additional $150.0 million aggregate principal amount of 2028 Notes at 102.125% of par. The aggregate proceeds from the offerings of the 2028 Notes were $977.4 million, after adjusting for discounts, premiums and offering expenses, but excluding accrued interest payable by purchasers of the 2028 Notes. We used the aggregate net proceeds to repay a portion of our outstanding balance under our Revolving Credit Facility (as defined herein) and to fund a portion of the Western Eagle Ford Acquisitions.

All issuances of the 2028 Notes are treated as a single series of securities under the indenture governing the 2028 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date, the issue price, and the first interest payment date.

The 2028 Notes bear interest at an annual rate of 9.250%, which is payable on February 15 and August 15 of each year, and mature on February 15, 2028. We may, at our option, redeem all or a portion of the 2028 Notes at any time on or after February 15, 2025 at certain redemption prices. In addition, prior to February 15, 2025, we may redeem some or all of the 2028 Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

2026 Notes

At December 31, 2023 we had $700.0 million outstanding aggregate principal amount of 7.250% senior notes due 2026 (the "2026 Notes") that were subject to the indenture dated May 6, 2021, as supplemented to the date hereof, between us and our trustee (the "2021 Indenture"). In March 2024, pursuant to a cash tender offer (the "Tender Offer") and redemption of any remaining 2026 Notes following the Tender Offer (the "Redemption"), we extinguished all of our 2026 Notes. After the Tender Offer and the Redemption, the 2021 Indenture was satisfied and discharged on March 26, 2024, and we have no further obligations under the 2021 Indenture at March 31, 2024. We repurchased all of the 2026 Notes at a blended price of 101.857% of par and thus incurred a Loss on the extinguishment of debt of $22.6 million, including the write-off of our remaining deferred financing costs.

After the completion of the Tender Offer and Redemption, the 2028 Notes and 2032 Notes (collectively, the "Senior Notes") are our senior unsecured obligations and the Senior Notes and the related guarantees rank equally in right of payment with the borrowings under our Revolving Credit Facility and any of our other future senior indebtedness and senior to any of our future subordinated indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of our existing and future subsidiaries that will guarantee our Revolving Credit Facility. The Senior Notes and the guarantees are effectively subordinated to all of our secured indebtedness (including all borrowings and other obligations under our Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any future subsidiaries that do not guarantee the Senior Notes.

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

Revolving Credit Facility

Overview

We are party to a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. From time to time, we have entered into amendments to the Revolving Credit Facility, which have, as of March 31, 2024, (i) increased our elected commitment amount from $700.0 million to $1.3 billion, (ii) increased our borrowing base from $1.3 billion to $2.0 billion, (iii) increased our maximum credit amount from $1.5 billion to $3.0 billion, (iv) extended the maturity date from May 6, 2025 to September 23, 2027 and (v) reduced the applicable margin by 0.50% so that loans under the Revolving Credit Facility will be priced based on

SOFR (as defined herein) plus 2.35% to 3.35% or an adjusted base rate plus 1.25% to 2.25%, in each case, based on utilization of the Revolving Credit Facility. Our Revolving Credit Facility contains terms that if certain conditions regarding our outstanding Senior Notes exist in January 2026, it will mature in January 2026 prior to the extended maturity date. Subsequent to March 31, 2024, we further amended the Revolving Credit Facility. See NOTE 13 – Subsequent Events for additional information.

At March 31, 2024, we had $81.3 million of borrowings and $21.6 million in letters of credit outstanding under the Revolving Credit Facility.

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

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.5% per year and is included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding at both March 31, 2024 and December 31, 2023 was 9.75%.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At March 31, 2024 and December 31, 2023, we had letters of credit outstanding of $21.6 million and $14.4 million, respectively, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of March 31, 2024 and December 31, 2023:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
March 31, 2024
Revolving Credit Facility	$81,300	$21,586	$2,000,000	9/23/2027
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	700,000	—	—	4/1/2032
Less: Unamortized discount, premium and issuance costs	(32,074)
Total long-term debt	$1,749,226

December 31, 2023
Revolving Credit Facility	$23,500	$14,408	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
Less: Unamortized discount, premium and issuance costs	(29,125)
Total long-term debt	$1,694,375
NOTE 8 – Asset Retirement Obligations

Our asset retirement obligation ("ARO") liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
(in thousands)
Balance at beginning of period	$445,060
Additions	596
Retirements	(3,111)
Accretion expense	7,729
Balance at end of period	450,274
Less: current portion	(26,042)
Balance at end of period, noncurrent portion	$424,232
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local laws and regulations and do not have any material liabilities recorded at March 31, 2024.
NOTE 10 – Equity-Based Compensation Awards

Overview
We and certain of our subsidiaries have entered into incentive compensation award agreements to grant profits interests, restricted stock units ("RSUs"), performance stock units ("PSUs") and other incentive awards to our employees, our Manager, and non-employee directors. Our equity-based compensation awards may contain certain service-based, performance-based, and market-based vesting conditions. The following table summarizes compensation expense we recognized in connection with our equity-based compensation awards for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Equity-based compensation expense (income):
Liability-classified profits interest awards	$393	$(212)
Equity-classified profits interest awards	276	1,553
Equity-classified LTIP RSU awards	297	391
Equity-classified LTIP PSU awards	159	—
Equity-classified Manager PSUs	27,049	5,873
Total equity-based compensation expense (income)	$28,174	$7,605

Equity-classified LTIP RSU Awards

We did not grant any equity-classified LTIP RSU awards during the three months ended March 31, 2024. In April 2024, we granted 116 thousand equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $11.68 per LTIP RSU, and the LTIP RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the condensed consolidated balance sheets.

Equity-classified Manager PSUs

During the three months ended March 31, 2024, in conjunction with the March 2024 Equity Transactions, the number of shares of our Class A Common Stock increased by 13.8 million shares. As a result, the number of equity-classified PSU target Class A Shares granted under the Crescent Energy Company 2021 Manager Incentive Plan increased by 1.4 million shares for the three months ended March 31, 2024. We accounted for this increase as a change in estimate and recognized additional expense of $14.1 million for the three months ended March 31, 2024.

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation ("Manager Compensation") on a quarterly basis equal to our pro rata share (based on our relative ownership of OpCo) of an annual $55.5 million fee. This amount will increase over time as our ownership percentage of OpCo increases. In addition, as our business and assets expand, Manager Compensation may increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our equity securities (including in connection with acquisitions). However, incremental Manager Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units. During the three months ended March 31, 2024 and 2023, we recorded general and administrative expense of $8.2 million and $3.9 million, respectively, and made cash distributions of $6.8 million and $9.5 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. In addition, at March 31, 2024, in relation to the Management Agreement, we accrued a $5.6 million distribution to redeemable noncontrolling interests that will be paid during the second quarter of 2024. At both March 31, 2024 and December 31, 2023, we had $13.9 million included within Accounts payable – affiliates on the consolidated balance sheets, associated with the Management Agreement.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the of the outstanding Class A Common Stock at the time each tranche is settled. During the three months ended March 31, 2024 and 2023, we recorded general and administrative expense of $27.0 million and $5.9 million, respectively, related to Incentive Compensation. See NOTE 10 – Equity-Based Compensation Awards for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSAs") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of March 31, 2024 and December 31, 2023, we had a related party receivable of $5.0 million and $0.1 million, respectively, included within Accounts receivable – affiliates and a related party payable of $8.3 million and $27.9 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We may engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings and equity offerings. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amounts paid to KCM	$1,838	$1,100

Other Transactions

In March 2024, OpCo repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, for $22.7 million. Refer to further discussion in NOTE 1 – Organization and Basis of Presentation. During the three months ended March 31, 2024 and 2023 we made cash distributions of $8.3 million and $20.2 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy to pay dividends and income taxes. In addition, during the three months ended March 31, 2024, we reimbursed KKR $1.3 million for costs incurred on our behalf. In 2023 we entered into an office sublease agreement with KKR and at March 31, 2024 and December 31, 2023, we had $5.8 million and $6.6 million, respectively, included in Accounts payable - affiliates on the consolidated balance sheet related to our allocable share of leasehold improvement costs under the office sublease.

Board of Directors

In March 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. In addition, the lease provides for reimbursement of our costs up to $1.1 million for tenant improvement expenses. During the three months ended March 31, 2024, we received $1.1 million reimbursement for our leasehold improvements. During the three months ended March 31, 2024, we entered into an amendment to the original lease agreement for additional office space. Under the amended agreement our annual base rent is $0.4 million increasing to $0.5 million over the life of the agreement.

NOTE 12 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends and shares of Class B Common Stock do not have rights to participate in dividends or undistributed earnings. However, shareholders of Class B Common Stock receive pro rata distributions from OpCo through their ownership of OpCo Units. We apply the two-class method for purposes of calculating earnings per share. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents declared during the period and each security's respective participation rights in undistributed earnings and losses. Net income (loss) per share - diluted excludes the effect of 0.9 million PSUs and 0.1 million RSUs for the three months ended March 31, 2024 that were not included in the computation of EPS because to do so would have been antidilutive due to our net loss.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(32,364)	$255,611
Less: net (income) loss attributable to noncontrolling interests	(3,499)	(149)
Less: net (income) loss attributable to redeemable noncontrolling interests	11,695	(195,668)
Net income (loss) attributable to Crescent Energy - basic	(24,168)	59,794
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	—	55
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	—	360
Net income (loss) attributable to Crescent Energy - diluted	$(24,168)	$60,209
Denominator:
Weighted-average Class A common stock outstanding – basic	94,793,415	48,282,163
Add: dilutive effect of RSUs	—	50,579
Add: dilutive effect of PSUs	—	332,610
Weighted-average Class A common stock outstanding – diluted	94,793,415	48,665,352
Weighted-average Class B common stock outstanding – basic and diluted	84,332,739	118,645,323
Net income (loss) per share:
Class A common stock – basic	$(0.25)	$1.24
Class A common stock – diluted	$(0.25)	$1.24
Class B common stock – basic and diluted	$—	$—

NOTE 13 – Subsequent Events

Dividend

On May 6, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the first quarter of 2024. The quarterly dividend is payable on June 7, 2024 to shareholders of record as of the close of business on May 21, 2024. OpCo unitholders will also receive an equivalent distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

April 2024 Class A Conversion

On April 1, 2024, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, exchanged 6.0 million OpCo Units (and we cancelled a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock (the "April 2024 Class A Conversion"). The shares of Class A Common Stock were sold at a price per share of $10.74, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the April 2024 Class A Conversion.

Revolving Credit Facility Amendment

On April 10, 2024, we entered into the Seventh Amendment to the credit agreement governing our Revolving Credit Facility. Among other things, the amendment included a reduction of the borrowing base to $1.7 billion from $2.0 billion, maintained elected commitments at $1.3 billion and extended the maturity date of any revolving loans under the Revolving Credit Facility to April 10, 2029. The amendment also modified the fee payable for the unused revolving commitments such that it is 0.375% or 0.50% per year based on utilization of the Revolving Credit Facility and maintained the applicable margin, so that the loans under the Revolving Credit Facility will continue to be priced based on SOFR plus 2.35% to 3.35% or an adjusted base rate plus 1.25% to 2.25%, in each case, based on utilization of the Revolving Credit Facility.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report"), as well as our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three months ended March 31, 2024 and 2023. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Business

Crescent is a differentiated U.S. energy company committed to delivering value for shareholders through a disciplined growth through acquisition strategy and consistent return of capital. Our portfolio of low-decline, cash-flow oriented assets comprises both mid-cycle unconventional and conventional assets with a long reserve life and deep inventory of high-return development locations in the Eagle Ford and Uinta basins.

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas' attack against Israel and the ensuing conflict and escalation of tensions in the Middle East (including with Iran), supply chain constraints and elevated interest rates and costs of capital. Furthermore, the United States continued to experience a significant inflationary environment, which began in 2022, that, along with international geopolitical risks, has contributed to concerns of a potential recession in 2024 that has created further volatility. In March 2024, OPEC announced an extension of its production cuts of around 2.2 million barrels per day. The actions of OPEC with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022 and into 2023 and has remained relatively stable in the first quarter of 2024. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates in 2022 and through 2023 and, although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Risks related to the oil and natural gas industry—Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise" in our Annual Report.

In August 2022, the Inflation Reduction Act of 2022 (“IRA 2022”) was signed into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA 2022 imposes a federal fee on the emission of greenhouse gases through a methane emissions charge, including onshore petroleum and natural gas production. The methane emissions charge is expected to be collected in 2025 based on calendar year 2024 emissions and the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our operating costs and adversely affect our business and results of operations. See Part II, Item 1A. Risk Factors for additional information. The IRA 2022 also imposes a 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations, such as Crescent, after December 31, 2022.

On March 6, 2024, the SEC finalized rules to require certain climate-related disclosures in filings for public companies, beginning in fiscal year 2026 for accelerated filers. However, the rule has been subject to consolidated legal challenges in the U.S. Court of Appeals for the Eighth Circuit and the SEC has announced that it will not implement the rule while litigation is pending. While we are still assessing the rule’s potential impact on us, if the rule takes effect, we will be required to incur costs in order to comply.

Capital markets transactions

On April 1, 2024, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, exchanged 6.0 million OpCo Units (and we cancelled a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock (the "April 2024 Class A Conversion"). The shares of Class A Common Stock were sold at a price per share of $10.74, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the April 2024 Class A Conversion.

In March 2024, 16.1 million OpCo Units were acquired from Independence Energy Aggregator L.P., and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Redemption"). Of the total OpCo Units acquired, 13.8 million were acquired for shares of Class A Common Stock, which were subsequently sold in an underwritten public offering at a price to the public of $10.50 per share, or a net price of $9.87 per share after deducting the underwriters' discounts and commissions, from which we did not receive any proceeds, nor incur any material expenses with respect to such acquisition. In connection with the underwritten public offering, we repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for $22.7 million in cash and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Repurchase," together with the March 2024 Redemption, the "March 2024 Equity Transactions").

As a result of the March 2024 Equity Transactions and the April 2024 Class A Conversion, the total number of shares of our Class A Common Stock increased by 19.8 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares. During the three months ended March 31, 2024, Redeemable noncontrolling interests decreased by $341.7 million while APIC increased by $319.0 million as a result of the March 2024 Equity Transactions to reflect the new ownership of OpCo as of March 31, 2024.

2032 Notes

In March 2024, we issued $700.0 million aggregate principal amount of 7.625% senior notes due 2032 (the "2032 Notes") at par (the “2032 Notes Offering”). The 2032 Notes bear interest at an annual rate of 7.625%, which is payable on April 1 and October 1 of each year, and mature on April 1, 2032. The proceeds from the 2032 Notes Offering were approximately $686.2 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds and additional borrowing under our Revolving Credit Facility to finance the consideration of the Tender Offer and Redemption (each term as defined below) of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs, as discussed further below.

2028 Notes

In February 2023, we issued $400.0 million aggregate principal amount of 9.250% senior notes due 2028 (the "2028 Notes"). In July 2023, we issued an additional $300.0 million aggregate principal amount of 2028 Notes at 98.000% of par. In September 2023, we issued an additional $150.0 million aggregate principal amount of 2028 Notes at 101.125% of par. In December 2023, we issued an additional $150.0 million aggregate principal amount of 2028 Notes at 102.125% of par. The aggregate proceeds from the offerings of the 2028 Notes were $977.4 million, after adjusting for discounts, premiums and offering expenses, but excluding accrued interest payable by purchasers of the 2028 Notes. We used the aggregate proceeds to repay a portion of our outstanding balance under our Revolving Credit Facility (as defined herein) and to fund a portion of the Western Eagle Ford Acquisitions.

Acquisitions and divestitures

Acquisitions

In February 2024, we acquired a portfolio of oil and natural gas mineral interests located in the Karnes Trough of the Eagle Ford Basin from an unrelated third-party (the "Eagle Ford Minerals Acquisition") for total cash consideration of approximately $25.0 million, including customary purchase price adjustments. The purchase price was funded using borrowings under our Revolving Credit Facility.

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

In October 2023, we consummated an unrelated acquisition contemplated by the Purchase and Sale Agreement, dated as of August 22, 2023, between our subsidiary and an unaffiliated third party, pursuant to which we agreed to acquire certain incremental working interests in oil and natural gas properties (the "October Western Eagle Ford Acquisition," and together with the July Western Eagle Ford Acquisition, the "Western Eagle Ford Acquisitions") in certain of our existing Western Eagle Ford assets from the seller for aggregate cash consideration of approximately $235.1 million, including certain customary purchase price adjustments.

Stewardship

We seek to strategically improve assets we own and acquire to deliver enhanced financial returns, operations and stewardship. We believe that being a responsible operator will produce better outcomes, creating a net benefit for society and the environment, while delivering attractive returns for our investors. We view exceptional sustainability performance as an opportunity to differentiate Crescent from its peers, mitigate risks and strengthen operational performance as well as benefit our stakeholders and the communities in which we operate.

We are members of the Oil & Gas Methane Partnership 2.0 Initiative, or OGMP 2.0, and received Gold Standard pathway ratings in 2022 and 2023 for our credible plan to more accurately measure our methane emissions. OGMP 2.0 is the United Nations Environment Programme's flagship oil and gas reporting and mitigation program and the leading industry standard for methane emissions reporting. We also established a Sustainability Advisory Council, an outside council comprising leading experts across key sustainability topics, to advise management and our Board of Directors on sustainability-related issues. In November 2023, we released our third Sustainability Report which is available on Crescent’s website at https://www.crescentenergyco.com/#sustainability.

How we evaluate our operations

We use a variety of financial and operational metrics to assess the performance of our oil, natural gas and NGL operations, including:

•Production volumes sold,
•Commodity prices and differentials,
•Operating expenses,
•Adjusted EBITDAX (non-GAAP), and
•Levered Free Cash Flow (non-GAAP)

For a reconciliation of these non-GAAP measures to the nearest comparable GAAP measures, see "—Results of Operations—Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP)."

Development program and capital budget

Our development program is designed to prioritize the generation of attractive risk-adjusted returns and meaningful free cash flow and is inherently flexible, with the ability to modify our capital program as necessary to react to the current market environment.

We expect to incur approximately $550 million to $625 million, excluding acquisitions, for our 2024 capital program. The majority of our program is allocated to D&C, which approximately 90% is allocated to our operated assets in the Eagle Ford and Uinta basins. We expect to fund our 2024 capital program through cash flow from operations. Due to the flexible nature of our capital program and the fact that the majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Three Months Ended March 31,
	2024	2023
Oil	76%	65%
Natural gas	13%	28%
NGLs	11%	7%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 6% or less of our total revenues for the three months ended March 31, 2024 and 2023.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended March 31,
	2024	2023
Oil (MBbls)	6,403	5,320
Natural gas (MMcf)	36,704	31,550
NGLs (MBbls)	2,568	1,712
Total (MBoe)	15,088	12,290
Daily average (MBoe/d)	166	137

Total sales volume increased 2,798 MBoe during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to our Western Eagle Ford Acquisitions.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, the Israel-Hamas conflict, actions taken by OPEC, sustained elevated inflation and increased U.S. drilling activity. Uncertainty persists regarding OPEC’s actions, increased U.S. drilling, inflation and the armed conflicts in Ukraine and Israel. Additionally, market concern regarding the health of the global banking sector and any resultant recessionary effects contributed, among other factors, to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended March 31,
	2024	2023
Oil	63%	62%
Natural gas	40%	58%
NGLs	—%	41%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended March 31,
	2024	2023
Oil (Bbl):
Average NYMEX	$76.96	$76.13
Realized price (excluding derivative settlements)	74.01	69.99
Realized price (including derivative settlements) (1)	67.13	62.83
Natural Gas (Mcf):
Average NYMEX	$2.24	$3.42
Realized price (excluding derivative settlements)	2.18	5.14
Realized price (including derivative settlements)	2.76	4.61
NGLs (Bbl):
Realized price (excluding derivative settlements)	$26.07	$24.84
Realized price (including derivative settlements)	26.07	29.21

(1) Does not include the $18.6 million impact from the settlement of acquired derivative contracts in the first quarter of 2023.

Results of operations:

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues (in thousands):
Oil	$473,894	$372,336	$101,558	27%
Natural gas	79,944	162,021	(82,077)	(51)%
Natural gas liquids	66,947	42,523	24,424	57%
Midstream and other	36,688	13,257	23,431	177%
Total revenues	$657,473	$590,137	$67,336	11%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$74.01	$69.99	$4.02	6%
Natural gas ($/Mcf)	2.18	5.14	(2.96)	(58)%
NGLs ($/Bbl)	26.07	24.84	1.23	5%
Total ($/Boe)	41.14	46.94	(5.80)	(12)%
Net sales volumes:
Oil (MBbls)	6,403	5,320	1,083	20%
Natural gas (MMcf)	36,704	31,550	5,154	16%
NGLs (MBbls)	2,568	1,712	856	50%
Total (MBoe)	15,088	12,290	2,798	23%
Average daily net sales volumes:
Oil (MBbls/d)	70	59	11	19%
Natural gas (MMcf/d)	403	351	52	15%
NGLs (MBbls/d)	28	19	9	47%
Total (MBoe/d)	166	137	29	21%

Oil revenue. Oil revenue increased $101.6 million, or 27%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This was driven by a $75.8 million increase in sales volume (11 MBbls/d or 19%) and higher realized oil prices that resulted in an increase of $25.8 million (an increase of 6% per Bbl). The increase in sales volumes is primarily driven by our Western Eagle Ford Acquisitions, while the increase in realized prices is primarily due to improved oil realizations.

Natural gas revenue. Natural gas revenue decreased $82.1 million, or 51% in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This was driven by lower natural gas prices that resulted in a decrease of $108.6 million (a decrease of 58% per Mcf), partially offset by a $26.5 million increase in sales volume (52 MMcf/d, or 15%). In addition to decreased commodity prices, during the first quarter of 2023, our access to west coast natural gas pricing markets enabled us to realize a significant premium to Henry Hub for a portion of our natural gas volumes; however, west coast market pricing was normalized during the first quarter of 2024, and we did not realize the same pricing premium. The increase in sales volumes is primarily due to our Western Eagle Ford Acquisitions.

NGL revenue. NGL revenue increased $24.4 million, or 57%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This was driven primarily by higher realized NGL prices that resulted in an increase of $3.1 million (an increase of 5% per Bbl) and a $21.3 million increase in sales volume (9 MBbls/d, or 47%). The increase in sales volumes is primarily driven by our Western Eagle Ford Acquisitions.

Midstream and other revenue. Midstream and other revenue increased $23.4 million, or 177%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven primarily by higher oil blending revenues in 2024.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Expenses (in thousands):
Operating expense	$304,174	$271,848	$32,326	12%
Depreciation, depletion and amortization	176,564	146,483	30,081	21%
General and administrative expense	42,715	21,238	21,477	101%
Total expenses	$523,453	$439,569	$83,884	19%
Selected expenses per Boe:
Operating expense	$20.16	$22.12	$(1.96)	(9)%
Depreciation, depletion and amortization	11.70	11.92	(0.22)	(2)%

Operating expense. Operating expense increased $32.3 million, or 12%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven primarily by the following factors:

(i)Lease and asset operating expense increased $8.9 million, or 6%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and decreased $1.72 per Boe, or 14% to $10.74 per Boe. This $8.9 million increase was driven primarily by higher production from our Western Eagle Ford Acquisitions, partially offset by lower cost residue gas purchases in the first quarter of 2024. During the first quarter of 2023, we experienced higher cost residue gas purchases related to increased natural gas prices in the west coast pricing market. This higher cost residue gas was more than offset by higher realized pricing during the period.
(ii)Gathering, transportation and marketing expense increased $22.2 million, or 47%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and increased $0.75 per Boe, or 19% to $4.61 per Boe. This increase was driven primarily by our Western Eagle Ford Acquisitions.
(iii)Production and other taxes decreased $22.4 million, or 41%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and decreased $2.31 per Boe, or 52%, to $2.16 per Boe. This decrease was driven primarily by the lower natural gas revenues and increased gathering, transportation and marketing expense, which decreased the tax base upon which our production and other taxes are calculated.
(iv)Workover expense decreased $0.3 million, or 2%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and decreased $0.20 per Boe, or 20%, to $0.82 per Boe. This decrease was primarily caused by lower commodity price related activity.
(v)Midstream operating expense increased $24.0 million, or 634%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased crude oil blending expense. The additional crude oil blending expense is more than offset by additional oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the three months ended March 31, 2024, depreciation, depletion and amortization increased $30.1 million, or 21%, compared to the three months ended March 31, 2023, driven primarily by increased production from our Western Eagle Ford Acquisitions.

General and administrative expense. General and administrative expense ("G&A") increased $21.5 million, or 101%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by (i) an increase in non-cash equity-based compensation expense of $20.6 million (includes additional catch up expense of $14.1 million due to change in estimate) and (ii) $0.7 million lower transaction and nonrecurring related expenses, offset by higher recurring G&A including higher expense payable under the Management Agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us. The increase in Manager Compensation and our non-cash equity-based compensation expense is due to an increase in public ownership of Class A Common Stock as a result of (i) our equity issuance in 2023 that increased public shares outstanding and also increased the annual Manager Compensation by $2.2 million to $55.5 million annually, and (ii) share redemptions for our Class A Common Stock completed in the first quarter of 2024 and throughout 2023, which does not increase the overall Manager Compensation, but does increase the portion of Manager Compensation borne by us. While only the portion of the Manager Compensation borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$12,917	$11,265	$1,652	15%
Transaction and nonrecurring expenses	1,624	2,368	(744)	(31)%
Equity-based compensation	28,174	7,605	20,569	270%
Total general and administrative expense	$42,715	$21,238	$21,477	101%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.86	$0.92	$(0.06)	(7)%
Transaction and nonrecurring expenses	0.11	0.19	(0.08)	(42)%
Equity-based compensation	1.87	0.62	1.25	202%

Interest expense

In the three months ended March 31, 2024, we incurred interest expense of $42.7 million, as compared to $29.3 million in the three months ended March 31, 2023, a 46% increase. This increase was driven primarily by higher average debt balances driven by the Western Eagle Ford Acquisitions and higher interest rates associated with the issuance of the 2028 Notes (as defined below) and our Revolving Credit Facility.

Loss on extinguishment of debt

During the three months ended March 31, 2024, we incurred a loss on the extinguishment of our 2026 Notes of $22.6 million related to the $14.8 million premium and interest paid for the Tender Offer and Redemption of the 2026 Notes and $7.8 million related to the write-off of outstanding deferred finance costs related to the 2026 Notes.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues. The following table presents total unrealized and realized gain (loss) on derivatives for the periods presented:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gain (loss) on derivatives (in thousands):
Gain (loss) on commodity derivatives	$(105,602)	$150,310	$(255,912)	(170)%
Gain (loss) on derivatives	$(105,602)	$150,310	$(255,912)	(170)%

Our loss on commodity derivatives during the three months ended March 31, 2024 increased by $255.9 million, or 170%, from a comparable gain during the three months ended March 31, 2023 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended

March 31, 2024 and March 31, 2023 we recognized income tax benefit of $4.2 million and expense of $16.4 million, respectively, for an effective tax rate of 11.5% and 6.0%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP)

Adjusted EBITDAX and Levered Free Cash Flow are supplemental non-GAAP financial measures used by our management to assess our operating results and liquidity. See “—Non-GAAP Financial Measures” below for their definitions and application.

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$(32,364)	$255,611	$(287,975)	(113)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	42,686	29,320
Loss from extinguishment of debt	22,582	—
Income tax expense (benefit)	(4,209)	16,360
Depreciation, depletion and amortization	176,564	146,483
Non-cash (gain) loss on derivatives	82,796	(197,467)
Non-cash equity-based compensation expense	28,174	7,605
Other (income) expense	(150)	(250)
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(5,627)	(9,471)
Transaction and nonrecurring expenses (1)	2,871	2,435
Settlement of acquired derivative contracts	—	(18,647)
Adjusted EBITDAX (non-GAAP)	$313,323	$231,979	$81,344	35%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(38,310)	(28,270)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(14,817)	—
Current income tax benefit (expense)	(716)	(512)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(66)	(12)
Development of oil and natural gas properties	(193,290)	(201,687)
Levered Free Cash Flow (non-GAAP)	$66,124	$1,498	$64,626	4,314%

(1)Transaction and nonrecurring expenses of $2.9 million for the three months ended March 31, 2024 were primarily related to our capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $2.4 million for the three months ended March 31, 2023 were primarily related to system integration expenses.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$183,770	$240,090	$(56,320)	(23)%
Changes in operating assets and liabilities	87,335	(34,732)
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(5,627)	(9,471)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(66)	(12)
Transaction and nonrecurring expenses	2,871	2,435
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(14,817)	—
Other adjustments and operating activities	5,948	4,875
Development of oil and natural gas properties	(193,290)	(201,687)
Levered Free Cash Flow (non-GAAP)	$66,124	$1,498	$64,626	4,314%

(1)Transaction and nonrecurring expenses of $2.9 million for the three months ended March 31, 2024 were primarily related to our capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $2.4 million for the three months ended March 31, 2023 were primarily related to system integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $81.3 million, or 35%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by higher realized oil price and additional production generated by the Western Eagle Ford Acquisitions.

Levered Free Cash Flow (non-GAAP) increased by $64.6 million, or 4,314%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by our increased Adjusted EBITDAX and $8.4 million of decreased capital expenditures.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$5,321	$2,974
Long-term debt	1,749,226	1,694,375

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$183,770	$240,090
Net cash used in investing activities	(157,461)	(195,113)
Net cash (used in) provided by financing activities	(23,867)	(43,672)

Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2024 decreased by $56.3 million, or 23%, compared to the three months ended March 31, 2023 primarily due to working capital changes.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2024 decreased by $37.7 million, or 19%, compared to the three months ended March 31, 2023, primarily due to a $53.7 million reduction in our cash development capital expenditures, partially offset by $8.2 million of additional acquisitions of oil and natural gas properties in 2024.

Net cash (used in) provided by financing activities. Net cash used in financing activities for the three months ended March 31, 2024 was $23.9 million, primarily a result of the repurchase of OpCo Units and our distributions, partially offset by net cash received in our debt transactions and Revolving Credit Facility borrowings. Net cash used in financing activities for the three months ended March 31, 2023, was $43.7 million, driven by $29.7 million in distributions to redeemable noncontrolling interests and $8.2 million in dividends to holders of our Class A Common Stock.

Debt agreements

Senior Notes

2032 Notes

In March 2024, we issued $700.0 million aggregate principal amount of the 2032 Notes at par. The 2032 Notes bear interest at an annual rate of 7.625%, which is payable on April 1 and October 1 of each year, and mature on April 1, 2032. The proceeds from the 2032 Notes Offering were approximately $686.2 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds and additional borrowing under our Revolving Credit Facility to finance the consideration of the Tender Offer and Redemption of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs, as discussed further below.

We may, at our option, redeem all or a portion of the 2032 Notes at any time on or after April 1, 2027 at certain redemption prices. We may also redeem up to 40% of the aggregate principal amount of the 2032 Notes before April 1, 2027 with an amount of cash not greater than the net proceeds that we raise in certain equity offerings at a redemption price equal to 107.625% of the principal amount of the 2032 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, prior to April 1, 2027, we may redeem some or all of the 2032 Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

2028 Notes

In February 2023, we issued $400.0 million aggregate principal amount of the 2028 Notes at par. In July 2023, we issued an additional $300.0 million aggregate principal amount of the 2028 Notes at 98.000% of par, in September 2023 we issued an additional $150.0 million aggregate principal amount of the 2028 Notes at 101.125% of par and in December 2023 we issued an additional $150.0 million aggregate principal amount of the 2028 Notes at 102.125% of par. The aggregate proceeds from the offerings of the 2028 Notes were $977.4 million, after adjusting for discounts, premiums and offering expenses, but excluding accrued interest payable by purchasers of the 2028 Notes. We used the aggregate net proceeds to repay a portion of our outstanding balance under our Revolving Credit Facility (as defined herein) and to fund a portion of the Western Eagle Ford Acquisitions.

All issuances of the 2028 Notes are treated as a single series of securities under the indenture governing the 2028 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date, the issue price, and the first interest payment date.

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

2026 Notes

At December 31, 2023 we had $700.0 million outstanding aggregate principal amount of 7.250% senior notes due 2026 (the "2026 Notes") that were subject to the indenture dated May 6, 2021, as supplemented to the date hereof, between us and our trustee (the "2021 Indenture"). In March 2024, pursuant to a cash tender offer (the "Tender Offer") and redemption of any remaining 2026 Notes following the Tender Offer (the "Redemption"), we extinguished all of our 2026 Notes. After the Tender Offer and the Redemption, the 2021 Indenture was satisfied and discharged on March 26, 2024, and we have no further obligations under the 2021 Indenture at March 31, 2024. We repurchased all of the 2026 Notes at a blended price of 101.857% of par and thus incurred a Loss on the extinguishment of debt of $22.6 million, including the write-off of our remaining deferred financing costs.

After the completion of the Tender Offer and Redemption, the 2028 Notes and 2032 Notes (collectively, the "Senior Notes") are our senior unsecured obligations, and the notes and the guarantees issued in connection with the issuance of the Senior Notes rank equally in right of payment with the borrowings under the Revolving Credit Facility and all other future senior indebtedness and senior to any future subordinated indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of our existing and future subsidiaries that guarantee the Revolving Credit Facility. The Senior Notes and the guarantees are effectively subordinated to all of our secured indebtedness (including all borrowings and other obligations under the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any future subsidiaries that do not guarantee the Senior Notes. Under each of the indentures governing the Senior Notes, Crescent Finance may issue additional notes that will be treated as a single series and vote together as a single class and have substantially identical terms and conditions.

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

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Finance entered into the Revolving Credit Facility. At March 31, 2024, the Revolving Credit Facility had a maturity date of September 23, 2027. However, in April 2024, the maturity date was extended to April 10, 2029 pursuant to an amendment to the credit agreement governing the Revolving Credit Facility. At March 31, 2024, we had $81.3 million of outstanding borrowings under the Revolving Credit Facility and $21.6 million in outstanding letters of credit. Our elected commitment amount was $1.3 billion and we had approximately $1.2 billion of available borrowings under the Revolving Credit Facility as of March 31, 2024.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR")), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments is 0.375% per year. Our weighted average interest rate on loan amounts outstanding at both March 31, 2024 and December 31, 2023 was 9.75%.

The borrowing base under the Revolving Credit Facility was $2.0 billion as of March 31, 2024 and December 31, 2023. In April 2024, as part of our amendment to the credit agreement governing the Revolving Credit Facility the borrowing base was reduced to $1.7 billion. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At March 31, 2024, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

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

We expect to fund our 2024 capital program, excluding acquisitions through cash flow from operations. The amount and timing of capital expenditures on development of oil and natural gas properties is substantially within our control due to the held-by-production nature of our assets. We regularly review our capital expenditures throughout the year and could choose to adjust our investments based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes, the related Standardized Measure. These risks could materially affect our business, financial condition and results of operations.

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Total development of oil and natural gas properties	$193,290	$201,687
Change in accruals or other non-cash adjustments	(56,474)	(11,209)
Cash used in development of oil and natural gas properties	136,816	190,478
Cash used in acquisition of oil and natural gas properties	19,532	11,353
Total expenditures on acquisition and development of oil and natural gas properties	$156,348	$201,831

Our development of oil and natural gas properties was lower during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in our development of oil and natural gas properties costs in 2024 is related to the timing of our operations. We used cash of $19.5 million in the first quarter of 2024 for the acquisition of oil and natural gas properties, as compared to $11.4 million in the first quarter of 2023, primarily related to the Eagle Ford Minerals Acquisition (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures in Part I, Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of March 31, 2024, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid a quarterly cash dividend of $0.12 per share of our Class A Common Stock on March 28, 2024 to shareholders of record as of the close of business on March 15, 2024.

On May 6, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the first quarter of 2024. The quarterly dividend is payable on June 7, 2024 to shareholders of record as of the close of business on May 21, 2024. OpCo unitholders will also receive an equivalent distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future changes in cash dividend on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2023 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of March 31, 2024.

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

We define Adjusted EBITDAX as net income (loss) before interest expense, loss from extinguishment of debt, income tax expense (benefit), depreciation, depletion and amortization, exploration expense, non-cash gain (loss) on derivatives, non-cash equity-based compensation, (gain) loss on sale of assets, other (income) expense and transaction and nonrecurring expenses. Additionally, we further subtract certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation and settlement of acquired derivative contracts.

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

We define Levered Free Cash Flow as Adjusted EBITDAX less interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums, loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums, current income tax benefit (expense), tax-related redeemable noncontrolling interest distributions made by OpCo and development of oil and natural gas properties. Levered Free Cash Flow does not take into account amounts incurred on acquisitions.

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

As of March 31, 2024, our derivative portfolio had an aggregate notional value of approximately $1.7 billion, and the fair market value of our commodity derivative contracts was a net liability of $62.5 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at March 31, 2024, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $130.2 million. If prices decreased by 10%, our derivative position would change by approximately $114.0 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At March 31, 2024, we had $81.3 million of variable rate debt outstanding. Assuming no change in the amount outstanding, a 1% (or 100 basis point) increase or decrease in the average interest rate would result in an approximately $0.2 million increase or decrease in interest expense on our variable rate debt outstanding for the three months ended March 31, 2024.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are a number of risks that we believe are applicable to our business and the oil and gas industry in which we operate. These risks are described elsewhere in this report or our other filings with the SEC, including the section entitled “Item 1A. Risk Factors” beginning on page 36 in our Annual Report. If any of the risks and uncertainties described within our Annual Report or elsewhere in this Quarterly Report actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended March 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs.
1/1/2024 - 1/31/2024	—	—	—	$150,000,000
2/1/2024 - 2/29/2024	—	—	—	$150,000,000
3/1/2024 - 3/31/2024	—(1)	—(1)	—(1)	$127,299,000

(1)As part of the March 2024 Repurchase, OpCo repurchased 2,300,000 OpCo Units from Independence Energy Aggregator L.P. for $22.7 million in cash, or $9.87 per OpCo Unit, and we cancelled a corresponding number of shares of Class B Common Stock. Following the March 2024 Repurchase, we have $127.3 million remaining under our stock repurchase program.

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). Such repurchase may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to repurchases of our Class A Common Stock pursuant to our stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1#
Purchase and Sale Agreement, dated as of May 2, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2023).

2.2#
First Amendment to Purchase and Sale Agreement, dated as of July 3, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 4, 2024).

2.3#
Second Amendment to Purchase and Sale Agreement, dated as of December 18, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 4, 2024).

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

4.14
Indenture, dated as of March 26, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2024).

10.1
Seventh Amendment to Credit Agreement, dated April 10, 2024, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2024).

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

CRESCENT ENERGY COMPANY
(Registrant)

May 6, 2024	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

May 6, 2024	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)