Form 10-Q
period 2024-06-30
Crescent Energy Co
filed 2024-08-05
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of July 29, 2024, there were approximately 111,516,601 and 65,948,124 shares outstanding of the registrant's Class A and Class B common stock, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains or incorporates by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, natural gas and natural gas liquids (“NGL”) production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of the SilverBow Merger (as defined herein);
•the risk that the SilverBow Merger may not be accretive, and may be dilutive, to Crescent’s earnings per share, which may negatively affect the market price of Crescent shares;
•the possibility that Crescent and SilverBow will incur significant transaction and other costs in connection with the SilverBow Merger, which may be in excess of those anticipated by Crescent or SilverBow (as defined herein);
•the risk that problems may arise in successfully integrating the business of Crescent and SilverBow, which may result in the combined company not operating as effectively and efficiently as expected;
•the risk of any litigation relating to the SilverBow Merger;
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
•the impact of central bank policy actions and disruptions in the capital markets;
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
•changes in tax laws;
•effects of competition; and
•seasonal weather conditions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability and cost of drilling and production equipment and services, other risks related to the SilverBow Merger, project construction delays, environmental risks, drilling and other operating risks, lack of availability or capacity of midstream gathering and transportation infrastructure, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, including restrictions due to elevated interest rates, the timing of development expenditures and the other risks described under “Risk Factors” in this Quarterly Report, in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report") and our reports and registration statements filed from time to time with the SEC.

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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$778,115	$2,974
Accounts receivable, net	474,626	504,630
Accounts receivable – affiliates	6,332	2,108
Derivative assets – current	16,880	54,321
Prepaid expenses	46,101	40,406
Other current assets	12,288	11,213
Total current assets	1,334,342	615,652
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	8,822,944	8,574,478
Unproved	285,024	283,324
Oil and natural gas properties at cost, successful efforts method	9,107,968	8,857,802
Field and other property and equipment, at cost	202,185	198,570
Total property, plant and equipment	9,310,153	9,056,372
Less: accumulated depreciation, depletion, amortization and impairment	(3,266,044)	(2,940,546)
Property, plant and equipment, net	6,044,109	6,115,826
Derivative assets – noncurrent	2,898	8,066
Investments in equity affiliates	6,153	6,076
Other assets	93,321	57,715
TOTAL ASSETS	$7,480,823	$6,803,335

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$583,667	$613,543
Accounts payable – affiliates	24,255	52,607
Derivative liabilities – current	52,073	42,051
Financing lease obligations – current	4,017	4,233
Other current liabilities	48,302	37,823
Total current liabilities	712,314	750,257
Long-term debt	2,403,679	1,694,375
Derivative liabilities – noncurrent	619	—
Asset retirement obligations	407,176	418,319
Deferred tax liability	305,730	262,581
Financing lease obligations – noncurrent	5,318	7,066
Other liabilities	58,897	35,019
Total liabilities	3,893,733	3,167,617
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,445,946	1,901,208
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 112,588,154 and 92,680,353 shares issued, 111,516,601 and 91,608,800 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	11	9
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 65,948,124 and 88,048,124 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	9
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Treasury stock, at cost; 1,071,553 shares of Class A common stock as of June 30, 2024 and December 31, 2023, respectively	(17,143)	(17,143)
Additional paid-in capital	2,054,432	1,626,501
Retained earnings	82,795	95,447
Noncontrolling interests	21,042	29,687
Total equity	2,141,144	1,734,510
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$7,480,823	$6,803,335

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil	$499,622	$393,248	$973,516	$765,584
Natural gas	51,274	52,054	131,218	214,075
Natural gas liquids	66,903	33,851	133,850	76,374
Midstream and other	35,484	13,186	72,172	26,443
Total revenues	653,283	492,339	1,310,756	1,082,476
Expenses:
Lease operating expense	122,454	113,051	253,142	244,005
Workover expense	17,581	18,683	29,883	31,254
Asset operating expense	26,899	15,872	58,249	38,090
Gathering, transportation and marketing	65,851	51,525	135,420	98,928
Production and other taxes	31,065	24,825	63,588	79,748
Depreciation, depletion and amortization	212,382	159,904	388,946	306,387
Exploration expense	193	1,541	193	1,541
Midstream and other operating expense	29,783	1,735	57,525	5,514
General and administrative expense	47,140	41,166	89,855	62,404
(Gain) loss on sale of assets	(19,449)	—	(19,449)	—
Total expenses	533,899	428,302	1,057,352	867,871
Income (loss) from operations	119,384	64,037	253,404	214,605
Other income (expense):
Gain (loss) on derivatives	4,132	33,587	(101,470)	183,897
Interest expense	(42,359)	(31,128)	(85,045)	(60,448)
Loss from extinguishment of debt	—	—	(22,582)	—
Other income (expense)	624	39	774	289
Income (loss) from equity affiliates	(49)	117	78	280
Total other income (expense)	(37,652)	2,615	(208,245)	124,018
Income (loss) before taxes	81,732	66,652	45,159	338,623
Income tax benefit (expense)	(11,527)	(9,178)	(7,318)	(25,538)
Net income (loss)	70,205	57,474	37,841	313,085
Less: net (income) loss attributable to noncontrolling interests	1,818	(256)	(1,681)	(405)
Less: net (income) loss attributable to redeemable noncontrolling interests	(34,476)	(52,067)	(22,781)	(247,735)
Net income (loss) attributable to Crescent Energy	$37,547	$5,151	$13,379	$64,945
Net income (loss) per share:
Class A common stock – basic	$0.34	$0.11	$0.13	$1.34
Class A common stock – diluted	$0.33	$0.11	$0.13	$1.34
Class B common stock – basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	111,517	48,665	103,155	48,475
Class A common stock - diluted	113,225	49,017	104,559	48,842
Class B common stock – basic and diluted	65,948	118,342	75,140	118,493

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$804,587	$61,957	$14,178	$862,291
Net income (loss)	—	—	—	—	—	—	—	—	—	59,794	149	59,943
Contributions	—	—	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	—	—	(917)	(917)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(8,208)	—	(8,208)
Equity-based compensation	—	—	—	—	—	—	—	—	1,812	—	1,553	3,365
Balance at March 31, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$806,399	$113,543	$14,966	$916,477
Net income (loss)	—	—	—	—	—	—	—	—	—	5,151	256	5,407
Contributions	—	—	—	—	—	—	—	—	—	—	4,735	4,735
Distributions	—	—	—	—	—	—	—	—	—	—	(1,600)	(1,600)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(5,803)	—	(5,803)
Equity-based compensation	80	—	—	—	—	—	(80)	1,305	6,695	—	2,118	10,118
Change in deferred taxes related to basis differences associated with the Class A Conversion	—	—	—	—	—	—	—	—	(69,708)	—	—	(69,708)
Change in equity associated with the Class A Conversion	27,597	3	(27,597)	(3)	—	—	—	—	618,732	—	—	618,732
Balance at June 30, 2023	75,959	$8	91,048	$9	1	$—	1,071	$(17,143)	$1,362,118	$112,891	$20,475	$1,478,358

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	91,609	$9	88,048	$9	1	$—	1,071	$(17,143)	$1,626,501	$95,447	$29,687	$1,734,510
Net income (loss)	—	—	—	—	—	—	—	—	—	(24,168)	3,499	(20,669)
Distributions	—	—	—	—	—	—	—	—	—	—	(8,037)	(8,037)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(12,649)	—	(12,649)
Equity-based compensation	—	—	—	—	—	—	—	—	14,556	—	276	14,832
Change in deferred taxes related to basis differences associated with the 2024 Equity Transactions	—	—	—	—	—	—	—	—	(30,713)	—	—	(30,713)
Change in equity associated with the 2024 Equity Transactions	13,800	2	(16,100)	(2)	—	—	—	—	318,963	—	—	318,963
Balance at March 31, 2024	105,409	$11	71,948	$7	1	$—	1,071	$(17,143)	$1,929,307	$58,630	$25,425	$1,996,237
Net income (loss)	—	—	—	—	—	—	—	—	—	37,547	(1,818)	35,729
Distributions	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(13,382)	—	(13,382)
Equity-based compensation	108	—	—	—	—	—	—	—	13,578	—	(53)	13,525
Change in deferred taxes related to basis differences associated with the 2024 Equity Transactions	—	—	—	—	—	—	—	—	(17,563)	—	—	(17,563)
Repurchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	122	—	—	122
Change in equity associated with the 2024 Equity Transactions	6,000	—	(6,000)	—	—	—	—	—	128,988	—	—	128,988
Balance at June 30, 2024	111,517	$11	65,948	$7	1	$—	1,071	$(17,143)	$2,054,432	$82,795	$21,042	$2,141,144

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$37,841	$313,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	388,946	306,387
Deferred tax expense (benefit)	(5,127)	24,158
(Gain) loss on derivatives	101,470	(183,897)
Net cash (paid) received on settlement of derivatives	(48,220)	(55,805)
Non-cash equity-based compensation expense	50,465	35,156
Amortization of debt issuance costs, premium and discount	5,795	5,743
Loss from debt extinguishment	22,582	—
(Gain) loss on sale of oil and natural gas properties	(19,449)	—
Settlement of acquired derivative contracts	—	(34,978)
Other	(13,307)	(7,263)
Changes in operating assets and liabilities:
Accounts receivable	36,826	20,012
Accounts receivable – affiliates	(4,224)	(118)
Prepaid and other current assets	(3,611)	(22,260)
Accounts payable and accrued liabilities	(51,960)	21,229
Accounts payable – affiliates	(26,504)	3,406
Other	(827)	(1,299)
Net cash provided by operating activities	470,696	423,556
Cash flows from investing activities:
Development of oil and natural gas properties	(288,554)	(383,240)
Acquisitions of oil and natural gas properties, net of cash acquired	(19,532)	(14,996)
Proceeds from the sale of oil and natural gas properties	23,178	21,437
Purchases of restricted investment securities – HTM	(3,553)	(8,875)
Maturities of restricted investment securities – HTM	3,600	8,922
Other	(1,701)	1,808
Net cash used in investing activities	(286,562)	(374,944)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	1,430,063	394,000
Repurchase of Senior Notes, including extinguishment costs	(714,817)	—
Revolving Credit Facility borrowings	980,600	548,000
Revolving Credit Facility repayments	(1,004,100)	(857,449)
Payment of debt issuance costs	(12,611)	(2,903)
Redeemable noncontrolling interest contributions	—	709
Redeemable noncontrolling interest distributions	(293)	(417)
Dividend to Class A common stock	(26,031)	(14,011)
Distributions to redeemable noncontrolling interests related to Class A common stock dividend	(16,188)	(34,407)
Distributions to redeemable noncontrolling interests related to Manager Compensation	(11,952)	(18,942)
Contributions from (distributions to) redeemable noncontrolling interests related to income taxes	(129)	23
Repurchase of redeemable noncontrolling interests related to 2024 Equity Transactions	(22,701)	—
Repurchase of redeemable noncontrolling interests	(858)	—
Noncontrolling interest distributions	(4,370)	(2,517)
Noncontrolling interest contributions	—	1,771
Other	(2,152)	(1,812)
Net cash (used in) provided by financing activities	594,461	12,045
Net change in cash, cash equivalents and restricted cash	778,595	60,657
Cash, cash equivalents and restricted cash, beginning of period	8,729	15,304
Cash, cash equivalents and restricted cash, end of period	$787,324	$75,961
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
NOTE 1 – Organization and Basis of Presentation

Organization

Crescent is a differentiated U.S. energy company committed to delivering value for shareholders through a disciplined growth through acquisition strategy and consistent return of capital. Our long-life, balanced portfolio combines stable cash flows from low-decline production with deep, high-quality development inventory. Our activities are focused in Texas and the Rocky Mountain region.

Corporate Structure
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” and Crescent is a holding company, the sole material asset of which are units ("OpCo Units") of Crescent Energy OpCo LLC ("OpCo"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities, with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within NOTE 11 – Related Party Transactions. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate of KKR & Co. Inc. (together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, par value $0.0001 per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

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

In March 2024, 16.1 million OpCo Units were acquired from Independence Energy Aggregator L.P. and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Redemption"). Of the total OpCo Units acquired, 13.8 million were acquired for shares of Class A Common Stock, which were subsequently sold in an underwritten public offering at a price to the public of $10.50 per share, or a net price of $9.87 per share after deducting the underwriters' discounts and commissions, from which we did not receive any proceeds, nor incur any material expenses with respect to such acquisition. In connection with the underwritten public offering, we repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for $22.7 million in cash and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Repurchase," together with the March 2024 Redemption, the "March 2024 Equity Transactions").

As a result of the April 2024 Class A Conversion and the March 2024 Equity Transactions (the "2024 Equity Transactions"), the total number of shares of our Class A Common Stock increased by 19.8 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares. Redeemable noncontrolling interests decreased by $470.7 million while APIC increased by $448.0 million as a result of the 2024 Equity Transactions to reflect the new ownership of OpCo as of June 30, 2024.

2023 Equity Transactions

On June 30, 2023, an affiliate of KKR exchanged approximately 27.6 million OpCo Units (and we cancelled a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock (the "June 2023 Class A Conversion") and subsequently distributed such shares to certain of its legacy investors in privately-managed funds and accounts on July 3, 2023. We did not receive any proceeds or incur any expenses associated with the June 2023 Class A Conversion.

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

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which at June 30, 2024 is owned approximately 63% by Crescent and approximately 37% by holders of our redeemable noncontrolling interests, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement (as defined within NOTE 11 – Related Party Transactions). Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt.

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
NOTE 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use historical experience and various other assumptions and information that are believed to be reasonable under the circumstances in developing our estimates and judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results may differ from these estimates. Our significant estimates include the fair value of acquired assets and liabilities, oil and natural gas reserves, impairment of proved and unproved oil and natural gas properties and income taxes.

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

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in our consolidated statements of cash flows:

	As of June 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$778,115	$2,253
Restricted cash – current	3,420	68,500
Restricted cash – noncurrent	5,789	5,208
Total cash, cash equivalents and restricted cash	$787,324	$75,961

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

During the first six months of 2024, the 2024 Equity Transactions reduced the number of shares of our Class B Common Stock by 22.1 million shares. In addition, the 2024 Equity Transactions resulted in the transfer of 19.8 million OpCo Units to Crescent and the repurchase, by OpCo, of 2.3 million OpCo Units for $22.7 million in cash. As a result of the transfer of additional OpCo Units to Crescent, we reclassified $448.0 million from Redeemable noncontrolling interests to Additional paid-in capital.

During the first six months of 2023, the June 2023 Class A Conversion reduced the number of shares of our Class B Common Stock outstanding by 27.6 million shares. A corresponding amount of OpCo Units were transferred to Crescent, which reduced the value of our redeemable noncontrolling interests by $618.7 million.

From December 31, 2023 through June 30, 2024, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2023	$1,901,208
Net loss attributable to redeemable noncontrolling interests	(11,695)
Distributions	(88)
Distributions from OpCo related to Class A common stock dividend and income taxes, net	(8,362)
Accrued OpCo distribution related to Manager Compensation	(5,627)
Equity-based compensation	12,950
Change in redeemable noncontrolling interests associated with the 2024 Equity Transactions	(341,664)
Balance as of March 31, 2024	$1,546,722
Net income attributable to redeemable noncontrolling interests	34,476
Distributions	(205)
Distributions from OpCo related to Class A common stock dividend and income taxes, net	(7,954)
Accrued OpCo distribution related to Manager Compensation	(5,155)
Equity-based compensation	8,030
Repurchase of redeemable noncontrolling interest	(980)
Change in redeemable noncontrolling interests associated with the 2024 Equity Transactions	(128,988)
Balance as of June 30, 2024	$1,445,946

Income Taxes

Crescent is a holding company of which our sole material assets are OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three and six months ended June 30, 2024, we recognized income tax expense of $11.5 million and income tax expense of $7.3 million for an effective tax rate of 14.1% and 16.2%, respectively. For the three and six months ended June 30, 2023, we recognized income tax expense of $9.2 million and an income tax expense of $25.5 million for an effective tax rate of 13.8% and 7.5%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

As of June 30, 2024 and December 31, 2023, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$51,432	$38,747
Income tax payments (refunds)	805	3,305
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$110,068	$58,217
Right-of-use assets obtained in exchange for leases	41,377	8,694
NOTE 3 – Acquisitions and Divestitures

Acquisitions

SilverBow Merger
In May 2024, we entered into an Agreement and Plan of Merger ("the Merger Agreement") with SilverBow Resources, Inc., a Delaware corporation ("SilverBow"), pursuant to which we agreed to acquire SilverBow through a series of mergers (the "SilverBow Merger"). Subject to the terms and conditions of the Merger Agreement, each share of SilverBow's common stock, par value $0.01 per share ("SilverBow Common Stock") issued and outstanding immediately prior to the merger close date, was converted into the right to receive, pursuant to an election made and not revoked, one of the following forms of consideration: (A) 3.125 shares of Crescent Class A Common Stock, (B) a combination of 1.866 shares of Crescent Class A Common Stock and $15.31 in cash or (C) $38.00 in cash, subject to an aggregate cap of $400.0 million on the total cash consideration payable for the SilverBow Common Stock in the SilverBow Merger. The Merger Agreement also provided that each outstanding SilverBow restricted stock unit, performance-based stock unit (assuming maximum performance) and in-the money stock option, whether vested or unvested, held by certain employees and directors of SilverBow (collectively, the "SilverBow Equity Awards") became fully vested and was canceled and converted into a right to receive a cash payment (less the exercise price in the case of stock options) or, in the case of the restricted stock units and performance-based stock units, a partial cash payment and partial settlement in shares of Crescent Class A Common Stock. Each stock option with an exercise price that equaled or exceeded the amount of such cash payment was cancelled for no consideration. The SilverBow Merger closed on July 30, 2024, subsequent to the end of the second quarter. As such, we have not yet completed the initial purchase accounting for the SilverBow Merger. In conjunction with closing, we issued 51.6 million shares, including 1.2 million net shares to partially settle the SilverBow Equity Awards, of our Class A Common Stock. The preliminary calculation of purchase consideration is as follows:

Purchase Consideration
(in thousands, except exchange ratio and per share data)
Equity consideration:
Shares of SilverBow common stock outstanding	25,540
Weighted-average exchange ratio	1.972
Shares of Class A Common Stock issued to settle shares of SilverBow common stock outstanding	50,363
Closing price of Class A Common Stock on July 30, 2024	$11.82
Class A Common Stock issued for outstanding shares of SilverBow Common Stock	$595,294
Cash consideration	358,092
Settlement of SilverBow Equity Awards in Class A Common Stock	16,129
Settlement of SilverBow Equity Awards in cash	18,858
Total consideration transferred	$988,373

The SilverBow Merger will be accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with Crescent being identified as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of SilverBow will be recorded at their respective fair values as of the July 30, 2024 acquisition date.

Although this Quarterly Report on Form 10-Q was filed after the completion of the SilverBow Merger, information set forth herein only relates to the results of operations for Crescent Energy Company for the quarter and year-to-date periods ended June 30, 2024 and 2023 and does not include any financial information for SilverBow for such periods.

Other Acquisitions

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

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our asset acquisitions during 2024 and 2023 that impact the periods presented:

	Eagle Ford Minerals Acquisition	July Western Eagle Ford Acquisition	October Western Eagle Ford Acquisition
		(in thousands)
Consideration transferred:
Cash consideration	$25,000	$592,735	$235,069
Total	$25,000	$592,735	$235,069
Assets acquired and liabilities assumed:
Prepaid and other current assets	$—	$355	$—
Oil and natural gas properties - proved	12,865	595,025	239,573
Oil and natural gas properties - unproved	12,135	22,310	9,819
Accounts payable and accrued liabilities	—	(12,668)	(5,790)
Asset retirement obligations	—	(10,541)	(7,908)
Other liabilities	—	(1,746)	(625)
Fair value of net assets acquired	$25,000	$592,735	$235,069

Divestitures

During the three and six months ended June 30, 2024, we sold non-core assets to unrelated third-party buyers for $23.2 million in aggregate net cash proceeds and recorded a gain on the sale of assets of approximately $19.4 million.
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

As of June 30, 2024, our commodity derivative instruments consisted of fixed price swaps and collars which are described below:

Fixed Price and Basis Swaps: Fixed price swaps receive a fixed price and pay a floating market price to the counterparty on the notional amount. Our basis swaps fix the basis differentials between the index price at which we sell our production as compared to the index price used in the basis swap. Under a swap contract, we will receive payment if the settlement price is less than the fixed price and will be required to make a payment to the counterparty if the settlement price is greater than the fixed price.

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

The following table details our net volume positions by commodity as of June 30, 2024:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
	(in thousands)				(in thousands)
Crude oil swaps – WTI (Bbls):
2024	4,238	$68.54			$(44,833)
Crude oil swaps – Brent (Bbls):
2024	97	$75.52			(755)
Crude oil collars – WTI (Bbls):
2024	5,244	$63.16	-	$81.71	(14,053)
2025	2,738	$60.00	-	$79.42	(5,920)
2025(1)	1,460	$60.00	-	$85.00	(1,779)
Crude oil collars – Brent (Bbls):
2024	110	$65.00	-	$100.00	(10)
2025	365	$65.00	-	$91.61	(11)
Natural gas swaps (MMBtu):
2024	20,644	$3.69			16,924
Natural gas collars (MMBtu):
2024	9,200	$3.38	-	$4.56	5,699
2025	58,765	$3.00	-	$6.03	10,631
Crude oil basis swaps (Bbls):
2024	4,111	$1.51			404
2025	2,373	$1.83			(45)
Natural gas basis swaps (MMBtu):
2024	24,886	$(0.30)			1,963
2025	45,187	$(0.25)			739
Calendar Month Average roll swaps (Bbls):
2024	4,184	$0.46			(1,763)
2025	1,460	$0.45			(150)
Natural gas Index swaps (MMBtu):
2024	1,840	$0.03			45
Total					$(32,914)

(1)     Represents outstanding crude oil collar options exercisable by the counterparty until December 16, 2024.

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts as of June 30, 2024 and December 31, 2023:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
June 30, 2024
Assets:
Derivative assets – current	$43,822	$(26,942)	$16,880
Derivative assets – noncurrent	15,095	(12,197)	2,898
Total assets	$58,917	$(39,139)	$19,778
Liabilities:
Derivative liabilities – current	$(79,015)	$26,942	$(52,073)
Derivative liabilities – noncurrent	(12,816)	12,197	(619)
Total liabilities	$(91,831)	$39,139	$(52,692)

December 31, 2023
Assets:
Derivative assets – current	$93,720	$(39,399)	$54,321
Derivative assets – noncurrent	22,686	(14,620)	8,066
Total assets	$116,406	$(54,019)	$62,387
Liabilities:
Derivative liabilities – current	$(81,450)	$39,399	$(42,051)
Derivative liabilities – noncurrent	(14,620)	14,620	—
Total liabilities	$(96,070)	$54,019	$(42,051)

See NOTE 5 – Fair Value Measurements for more information.

The amounts recognized in Gain (loss) on derivatives in our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(51,064)	$(26,407)	$(95,126)	$(64,512)
Realized gain (loss) on natural gas positions	25,650	6,680	46,906	(9,856)
Realized gain (loss) on NGL positions	—	11,079	—	18,563
Total realized gain (loss) on derivatives	(25,414)	(8,648)	(48,220)	(55,805)
Unrealized gain (loss) on commodity hedges	29,546	42,235	(53,250)	239,702
Gain (loss) on derivatives	$4,132	$33,587	$(101,470)	$183,897

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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2024
Financial assets:
Derivative assets	$—	$58,917	$—	$58,917
Financial liabilities:
Derivative liabilities	$—	$(91,831)	$—	$(91,831)

December 31, 2023
Financial assets:
Derivative assets	$—	$116,406	$—	$116,406
Financial liabilities:
Derivative liabilities	$—	$(96,070)	$—	$(96,070)

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined below) as of June 30, 2024 and December 31, 2023 was approximately $2.5 billion and $1.8 billion based on quoted market prices.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$76,658	$125,010
Accrued lease and asset operating expense	81,451	58,847
Accrued capital expenditures	94,437	74,206
Accrued general and administrative expense	15,595	16,441
Accrued gathering, transportation and marketing expense	56,743	56,088
Accrued revenue and royalties payable	147,835	154,345
Accrued interest expense	52,893	45,546
Accrued severance taxes	34,630	58,100
Other	23,425	24,960
Total accounts payable and accrued liabilities	$583,667	$613,543
NOTE 7 – Debt

Senior Notes

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "2033 Notes Offering"). The proceeds from the 2033 Notes Offering were approximately $734.8 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the 2033 Notes Offering to fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger and to repay SilverBow's existing indebtedness outstanding at the completion of the SilverBow Merger.

The 2033 Notes bear interest at an annual rate of 7.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2033. We may, at our option, redeem all or a portion of the 2033 Notes at any time on or after July 15, 2027 at certain redemption prices. We may also redeem up to 40% of the aggregate principal amount of the 2033 Notes before July 15, 2027 with an amount of cash not greater than the net proceeds that we raise in certain equity offerings at a redemption price equal to 107.375% of the principal amount of the 2033 Notes being redeemed, plus accrued and unpaid interest, in any, to, but excluding the redemption date, if at least 50% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. In addition, prior to July 15, 2027, we may redeem some or all of the 2033 Notes at a price equal to 100% of the principal amount thereof, plus a "make-whole" premium and accrued and unpaid interest, if any, to but excluding the redemption date.

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

After the completion of the Tender Offer and Redemption, the 2028 Notes, the 2032 Notes and 2033 Notes (collectively, the "Senior Notes") are our senior unsecured obligations and the Senior Notes and the related guarantees rank equally in right of payment with the borrowings under our Revolving Credit Facility and any of our other future senior indebtedness and senior to any of our future subordinated indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of our existing and future subsidiaries that will guarantee our Revolving Credit Facility. The Senior Notes and the guarantees are effectively subordinated to all of our secured indebtedness (including all borrowings and other obligations under our Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any future subsidiaries that do not guarantee the Senior Notes.

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

Revolving Credit Facility

Overview

We are party to a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. Our Revolving Credit Facility matures on April 10, 2029, but contains terms that if certain conditions regarding our outstanding 2028 Notes exist on November 16, 2027, it will mature on November 16, 2027.

At June 30, 2024, we had no outstanding borrowings and $21.5 million in letters of credit outstanding under the Revolving Credit Facility. Subsequent to the balance sheet date and in connection with the closing of the SilverBow Merger, we borrowed $724.0 million under the Revolving Credit Facility.

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

Subsequent to the balance sheet date and in connection with the closing of the SilverBow Merger, we entered into the Tenth Amendment to the Revolving Credit Facility to increase the aggregate elected commitment amount to $2.0 billion and increase the borrowing base from $1.7 billion to $2.6 billion.

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at June 30, 2024 is 0.375% per year and fees incurred are included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding at December 31, 2023 was 9.75%. We had no borrowings outstanding under the Revolving Credit Facility at June 30, 2024.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At June 30, 2024 and December 31, 2023, we had letters of credit outstanding of $21.5 million and $14.4 million, respectively, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of June 30, 2024 and December 31, 2023:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
June 30, 2024
Revolving Credit Facility	$—	$21,486	$1,700,000	4/10/2029
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	700,000	—	—	4/1/2032
7.375% Senior Notes due 2033	750,000	—	—	1/15/2033
Less: Unamortized discount, premium and issuance costs	(46,321)
Total long-term debt	$2,403,679

December 31, 2023
Revolving Credit Facility	$23,500	$14,408	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
Less: Unamortized discount, premium and issuance costs	(29,125)
Total long-term debt	$1,694,375

NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
(in thousands)
Balance at beginning of period	$445,060
Additions	1,374
Retirements	(6,227)
Sale	(17,301)
Accretion expense	15,337
Balance at end of period	438,243
Less: current portion	(31,067)
Balance at end of period, noncurrent portion	$407,176
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local laws and regulations and do not have any material liabilities recorded at June 30, 2024.
NOTE 10 – Equity-Based Compensation Arrangements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity-based compensation expense (income):	(in thousands)
Liability-classified profits interest awards	$639	$(2,267)	$1,032	$(2,479)
Equity-classified profits interest awards	(53)	2,118	223	3,671
Equity-classified LTIP RSU awards	844	400	1,141	791
Equity-classified LTIP PSU awards	159	—	318	—
Equity-classified Manager PSUs	20,702	27,300	47,751	33,173
Total equity-based compensation expense (income)	$22,291	$27,551	$50,465	$35,156

Equity-classified LTIP RSU Awards

During the three and six months ended June 30, 2024, we granted 116 thousand equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $11.68 per LTIP RSU, and the LTIP RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the condensed consolidated balance sheets. In addition, during the three and six months ended June 30, 2024 we had 116 thousand shares that vested related to outstanding LTIP RSU awards.

Equity-classified Manager PSUs

During the three and six months ended June 30, 2024, in conjunction with the 2024 Equity Transactions, the number of shares of our Class A Common Stock increased by 6.1 million and 19.9 million shares. As a result, the number of equity-classified PSU target shares of Class A Common Stock related to the Crescent Energy Company 2021 Manager Incentive Plan increased by 0.6 million shares and 2.0 million shares during the three and six months ended June 30, 2024. We accounted for this increase as a change in estimate and recognized additional expense of $7.0 million and $21.1 million for the three and six months ended June 30, 2024. Subsequent to the balance sheet date and in connection with the closing of the SilverBow Merger, the number of shares of our Class A Common Stock increased by approximately 51.6 million. As a result, the number of equity-classified PSU target shares of Class A Common Stock related to the Crescent Energy Company 2021 Manager Incentive Plan increased by approximately 5.2 million. See NOTE 3 – Acquisitions and Divestitures for more information.
NOTE 11 – Related Party Transactions

KKR Group

Management Agreement

We have a management agreement (the "Management Agreement") with KKR Energy Assets Manager LLC (the "Manager"). Pursuant to the Management Agreement, the Manager provides the Company with its senior executive management team and certain management services. The Management Agreement has an initial term of three years that began in 2021 and shall renew automatically at the end of the initial term for an additional three-year period unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation ("Manager Compensation") on a quarterly basis equal to our pro rata share (based on our relative ownership of OpCo) of an annual $55.5 million fee. This amount will increase over time as our ownership percentage of OpCo increases. In addition, as our business and assets expand, Manager Compensation may increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our equity securities (including in connection with acquisitions). However, incremental Manager Compensation will not apply to the issuance of our shares upon the redemption or exchange of OpCo Units. On May 15, 2024, in connection with its entry into the Merger Agreement, Crescent entered into an amendment to the Management Agreement, pursuant to which the incremental Manager Compensation related to the shares issuable in the SilverBow Merger will not exceed $9.0 million. Subsequent to the balance sheet date and in conjunction with the closing of the SilverBow Merger the Manager Compensation increased to an annual fee of $64.5 million. See NOTE 3 – Acquisitions and Divestitures for more information. During the three and six months ended June 30, 2024, we recorded general and administrative expense of $8.7 million and $17.0 million, respectively, and made cash distributions of $5.2 million and $12.0 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. In addition, at June 30, 2024 we accrued $5.2 million distribution to redeemable noncontrolling interests that will be paid during the third quarter of 2024. During the three and six months ended June 30, 2023, we recorded general and administrative expense of $6.1 million and $9.9 million, respectively, and made cash distributions of $9.5 million and $18.9 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. At both June 30, 2024 and December 31, 2023, we had $13.9 million, included within Accounts payable – affiliates on our consolidated balance sheets associated with the Management Agreement.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the of the outstanding Class A Common Stock at the time each tranche is settled. During the three and six months ended June 30, 2024, we recorded general and administrative expense of $20.7 million and $47.8 million, respectively, related to Incentive Compensation. During the three and six months ended June 30, 2023, we recorded general and administrative expense of $27.3 million and $33.2 million, respectively, related to Incentive Compensation. See NOTE 10 – Equity-Based Compensation Arrangements for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of June 30, 2024 and December 31, 2023, we had a related party receivable of $3.1 million and $0.1 million, respectively, included within Accounts receivable – affiliates and a related party payable of $1.4 million and $27.9 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We may engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings and equity offerings. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Amounts paid to KCM	$1,866	$—	$3,704	$1,100

Other Transactions

In March 2024, OpCo repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, for 22.7 million. Refer to further discussion in NOTE 1 – Organization and Basis of Presentation. During the three and six months ended June 30, 2024, we made cash distributions of $8.0 million and $16.3 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy to pay dividends and income taxes. During the three and six months ended June 30, 2023, we made cash distributions of $14.2 million and $34.4 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy to pay dividends and income taxes. In addition, during the three and six months ended June 30, 2024, we reimbursed KKR $0.1 million and $1.4 million for costs incurred on our behalf. In 2023 we entered into an office sublease agreement with KKR in which we incurred costs for our allocable share of leasehold improvements under the office sublease. At December 31, 2023, we had $6.6 million of leasehold improvement costs included in Accounts payable - affiliates on the consolidated balance sheet that was subsequently paid during the six months ended June 30, 2024.

Board of Directors

In March 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. In addition, the lease provides for reimbursement of our costs up to $1.1 million for tenant improvement expenses. During the three and six months ended June 30, 2024, we received $1.1 million reimbursement for our leasehold improvements. During the three and six months ended June 30, 2024, we entered into an amendment to the original lease agreement for additional office space. Under the amended agreement our annual base rent is $0.4 million increasing to $0.5 million over the life of the agreement.
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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$70,205	$57,474	$37,841	$313,085
Less: net (income) loss attributable to noncontrolling interests	1,818	(256)	(1,681)	(405)
Less: net (income) loss attributable to redeemable noncontrolling interests	(34,476)	(52,067)	(22,781)	(247,735)
Net income (loss) attributable to Crescent Energy - basic	37,547	5,151	13,379	64,945
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	15	2	5	40
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	89	82	12	446
Net income (loss) attributable to Crescent Energy - diluted	$37,651	$5,235	$13,396	$65,431
Denominator:
Weighted-average Class A common stock outstanding – basic	111,516,601	48,664,867	103,155,008	48,474,572
Add: dilutive effect of RSUs	244,883	10,322	219,566	30,508
Add: dilutive effect of PSUs	1,463,473	341,815	1,183,929	337,213
Weighted-average Class A common stock outstanding – diluted	113,224,957	49,017,004	104,558,503	48,842,293
Weighted-average Class B common stock outstanding – basic and diluted	65,948,124	118,342,057	75,140,432	118,492,852
Net income (loss) per share:
Class A common stock – basic	$0.34	$0.11	$0.13	$1.34
Class A common stock – diluted	$0.33	$0.11	$0.13	$1.34
Class B common stock – basic and diluted	$—	$—	$—	$—
NOTE 13 – Subsequent Events

Dividend

On August 5, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2024. The quarterly dividend is payable on September 3, 2024 to shareholders of record as of the close of business on August 19, 2024. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

SilverBow Merger

On July 30, 2024 we consummated the SilverBow Merger as contemplated by the Merger Agreement. In connection with the closing of the SilverBow Merger, we increased the size of our Board of Directors to eleven members and appointed two additional directors designated by SilverBow. See NOTE 3 – Acquisitions and Divestitures, NOTE 7 – Debt, NOTE 10 – Equity-Based Compensation Arrangements, and NOTE 11 – Related Party Transactions for additional information on the SilverBow Merger and related transactions.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report"), our Quarterly Report on Form 10-Q for the period ended March 31, 2024, as well as our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and six months ended June 30, 2024 and 2023. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, the integration of operations following and actual results of the SilverBow Merger (as defined below), as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” "Crescent" and the “Company” or similar expressions refer to Crescent Energy Company and its subsidiaries.

Business

Crescent is a differentiated U.S. energy company committed to delivering value for shareholders through a disciplined growth through acquisition strategy and consistent return of capital. Our long-life, balanced portfolio combines stable cash flows from low-decline production with deep, high-quality development inventory. Our activities are focused in Texas and the Rocky Mountain region.

SilverBow Merger

On July 30, 2024, we consummated the SilverBow Merger. See “—Acquisitions and Divestitures.” Upon the closing we expanded our position in the Eagle Ford increasing our production base by over 50% in the basin. Although this Quarterly Report on Form 10-Q was filed after the completion of the SilverBow Merger, information set forth herein only relates to the results of operations for Crescent Energy Company for the quarter and year-to-date periods ended June 30, 2024 and 2023 and does not include any operational or financial information for SilverBow for such periods.

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas' attack against Israel and the ensuing conflict and escalation of tensions in the Middle East (including with Iran), supply chain constraints and elevated interest rates and costs of capital. Furthermore, the United States continued to experience a significant inflationary environment, which began in 2022 that, along with international geopolitical risks, has contributed to concerns of a potential recession in 2024 that has created further volatility. In June 2024, OPEC announced an extension of its production cuts through December 2025. The actions of OPEC with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022 and into 2023 and has remained relatively stable in the first half of 2024. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates in 2022 continuing through 2023 and, although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Risks related to the oil and natural gas industry—Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise" in our Annual Report.

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

Capital market transactions

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "2033 Notes Offering"). The proceeds from the 2033 Notes Offering were approximately $734.8 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the 2033 Notes Offering to fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger and to repay SilverBow's existing indebtedness outstanding at the completion of the SilverBow Merger.

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

In March 2024, 16.1 million OpCo Units were acquired from Independence Energy Aggregator L.P. and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Redemption"). Of the total OpCo Units acquired, 13.8 million were acquired for shares of Class A Common Stock, which were subsequently sold in an underwritten public offering at a price to the public of $10.50 per share, or a net price of $9.87 per share after deducting the underwriters' discounts and commissions, from which we did not receive any proceeds, nor incur any material expenses with respect to such acquisition. In connection with the underwritten public offering, we repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for 22.7 million in cash and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Repurchase," together with the March 2024 Redemption, the "March 2024 Equity Transactions").

As a result of the April 2024 Class A Conversion and the March 2024 Equity Transactions (the "2024 Equity Transactions"), the total number of shares of our Class A Common Stock increased by 19.8 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares. Redeemable noncontrolling interests decreased by $470.7 million while APIC increased by $448.0 million as a result of the 2024 Equity Transactions to reflect the new ownership of OpCo as of June 30, 2024.

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

Acquisitions and divestitures

Acquisitions

SilverBow Merger

In May 2024, we entered into an Agreement and Plan of Merger ("the Merger Agreement") with SilverBow Resources, Inc., a Delaware corporation ("SilverBow"), pursuant to which we agreed to acquire SilverBow through a series of mergers (the "SilverBow Merger"). Subject to the terms and conditions of the Merger Agreement, each share of SilverBow's common stock, par value $0.01 per share ("SilverBow Common Stock") issued and outstanding immediately prior to the merger close date, was converted into the right to receive, pursuant to an election made and not revoked, one of the following forms of consideration: (A) 3.125 shares of Crescent Class A Common Stock, (B) a combination of 1.866 shares of Crescent Class A Common Stock and $15.31 in cash or (C) $38.00 in cash, subject to an aggregate cap of $400.0 million on the total cash consideration payable for the SilverBow Common Stock in the SilverBow Merger. The Merger Agreement also provided that each outstanding SilverBow restricted stock unit, performance-based stock unit (assuming maximum performance) and in-the money stock option, whether vested or unvested, held by certain employees and directors of SilverBow (collectively, the "SilverBow Equity Awards") became fully vested and was canceled and converted into a right to receive a cash payment (less the exercise price in the case of stock options) or, in the case of the restricted stock units and performance-based stock units, a partial cash payment and partial settlement in shares of Crescent Class A Common Stock. Each stock option with an exercise price that equaled or exceeded the amount of such cash payment was cancelled for no consideration. The SilverBow Merger closed on July 30, 2024. In conjunction with closing, we issued 51.6 million shares, including 1.2 million net shares to partially settle the SilverBow Equity Awards, of our Class A Common Stock at $11.82 per share and provided $376.9 million of cash consideration, including cash to partially settle the SilverBow Equity Awards.

Other Acquisitions

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

Divestitures

During the three and six months ended June 30, 2024, we sold non-core assets to unrelated third-party buyers for $23.2 million in aggregate net cash proceeds and recorded a gain on the sale of assets of approximately $19.4 million.

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

We are members of the Oil & Gas Methane Partnership 2.0 Initiative, or OGMP 2.0, and received Gold Standard pathway ratings in 2022 and 2023 for our credible plan to more accurately measure our methane emissions. OGMP 2.0 is the United Nations Environment Programme's flagship oil and gas reporting and mitigation program and the leading industry standard for methane emissions reporting. We also established a Sustainability Advisory Council, an outside council comprising leading experts across key sustainability topics, to advise management and our Board of Directors on sustainability-related issues. In November 2023, we released our third Sustainability Report which is available on Crescent’s website at https://www.crescentenergyco.com/#sustainability. The sustainability-related information found and/or provided in the Company’s sustainability reports or on the Company’s website in general is not intended or deemed to be incorporated by reference in this Quarterly Report.

How we evaluate our operations

We use a variety of financial and operational metrics to assess the performance of our oil, natural gas and NGL operations, including:

•Production volumes sold,
•Commodity prices and differentials,
•Operating expenses,
•Adjusted EBITDAX (non-GAAP), and
•Levered Free Cash Flow (non-GAAP)

Development program and capital budget

Our development program, which consists of expenditures for drilling, completion and recompletion activities, is designed to prioritize the generation of attractive risk-adjusted returns and meaningful free cash flow and is inherently flexible, with the ability to modify our capital program as necessary to react to the current market environment.

We expect to fund our 2024 capital program, excluding acquisitions, through cash flow from operations. Due to the flexible nature of our capital program and the fact that the majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil	81%	82%	78%	73%
Natural gas	8%	11%	11%	20%
NGLs	11%	7%	11%	7%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 6% or less of our total revenues for the three and six months ended June 30, 2024 and 2023.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil (MBbls)	6,602	5,810	13,005	11,130
Natural gas (MMcf)	33,863	30,526	70,567	62,076
NGLs (MBbls)	2,725	1,747	5,293	3,459
Total (MBoe)	14,971	12,645	30,059	24,935
Daily average (MBoe/d)	165	139	165	138

Total sales volume increased 2,326 MBoe and increased 5,124 MBoe during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The increases for the three and six months ended June 30, 2024 are primarily due to our Western Eagle Ford Acquisitions.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil	59%	58%	61%	60%
Natural gas	44%	52%	42%	55%
NGLs	—%	39%	—%	40%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil (Bbl):
Average NYMEX	$80.57	$73.78	$78.76	$74.96
Realized price (excluding derivative settlements)	75.68	67.68	74.86	68.79
Realized price (including derivative settlements) (1)	67.94	63.14	67.54	62.99
Natural Gas (Mcf):
Average NYMEX	$1.89	$2.10	$2.07	$2.76
Realized price (excluding derivative settlements)	1.51	1.71	1.86	3.45
Realized price (including derivative settlements)	2.27	1.92	2.52	3.29
NGLs (Bbl):
Realized price (excluding derivative settlements)	$24.55	$19.38	$25.29	$22.08
Realized price (including derivative settlements)	24.55	25.72	25.29	27.45

(1)     Does not include the $16.3 million or $35.0 million impact from the settlement of acquired derivative contracts for the three and six months ended June 30, 2023, respectively.

Results of operations:

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues (in thousands):
Oil	$499,622	$393,248	$106,374	27%
Natural gas	51,274	52,054	(780)	(1)%
Natural gas liquids	66,903	33,851	33,052	98%
Midstream and other	35,484	13,186	22,298	169%
Total revenues	$653,283	$492,339	$160,944	33%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$75.68	$67.68	$8.00	12%
Natural gas ($/Mcf)	1.51	1.71	(0.20)	(12)%
NGLs ($/Bbl)	24.55	19.38	5.17	27%
Total ($/Boe)	41.27	37.89	3.38	9%
Net sales volumes:
Oil (MBbls)	6,602	5,810	792	14%
Natural gas (MMcf)	33,863	30,526	3,337	11%
NGLs (MBbls)	2,725	1,747	978	56%
Total (MBoe)	14,971	12,645	2,326	18%
Average daily net sales volumes:
Oil (MBbls/d)	73	64	9	14%
Natural gas (MMcf/d)	372	335	37	11%
NGLs (MBbls/d)	30	19	11	58%
Total (MBoe/d)	165	139	26	19%

Oil revenue. Oil revenue increased $106.4 million, or 27%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was driven by $53.6 million increase in sales volume (9 MBbls/d or 14%) and higher realized oil prices that resulted in an increase of $52.8 million (an increase of 12% per Bbl). The increase in sales volumes is primarily driven by our Western Eagle Ford Acquisitions.

Natural gas revenue. Natural gas revenue decreased $0.8 million, or 1% in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was driven by a $6.0 million increase in sales volume (37 MMcf/d, or 11%), mostly offset by lower natural gas prices that resulted in a decrease of $6.8 million (a decrease of 12% per Mcf). The increase in sales volumes is primarily due to our Western Eagle Ford Acquisitions.

NGL revenue. NGL revenue increased $33.1 million, or 98%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was driven primarily by a $19.0 million increase in sales volume (11 MBbls/d, or 58%) and higher realized NGL prices that resulted in an increase of $14.1 million (an increase of 27% per Bbl). The increase in sales volumes is primarily driven by our Western Eagle Ford Acquisitions.

Midstream and other revenue. Midstream and other revenue increased $22.3 million, or 169%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven primarily by higher oil blending revenues in 2024.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Expenses (in thousands):
Operating expense	$293,633	$225,691	$67,942	30%
Depreciation, depletion and amortization	212,382	159,904	52,478	33%
General and administrative expense	47,140	41,166	5,974	15%
Other operating costs	(19,256)	1,541	(20,797)	NM*
Total expenses	$533,899	$428,302	$105,597	25%
Selected expenses per Boe:
Operating expense	$19.61	$17.85	$1.76	10%
Depreciation, depletion and amortization	14.19	12.65	1.54	12%

* NM = Not meaningful.

Operating expense. Operating expense increased $67.9 million, or 30%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven primarily by the following factors:

(i)Lease and asset operating expense increased $20.4 million, or 16%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and decreased $0.22 per Boe, or 2%, to $9.98 per Boe. This $20.4 million increase was driven primarily by higher production from our Western Eagle Ford Acquisitions, which was more than offset on a per Boe basis with these additional volumes.
(ii)Gathering, transportation and marketing expense increased $14.3 million, or 28%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased $0.33 per Boe, or 8%, to $4.40 per Boe. The increase was driven primarily by our Western Eagle Ford Acquisitions.
(iii)Production and other taxes increased $6.2 million, or 25%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased $0.12 per Boe, or 6%, to $2.08 per Boe. This increase was driven primarily by higher oil and gas revenues, which increased the tax base on which our production and other taxes are calculated.
(iv)Workover expense decreased $1.1 million, or 6%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and decreased $0.31 per Boe, or 21%, to $1.17 per Boe. This decrease was driven by lower natural gas prices and related reduced activity.
(v)Midstream and other operating expense increased $28.0 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increased crude oil blending expense. The additional crude oil blending expense is more than offset by additional oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the three months ended June 30, 2024, depreciation, depletion and amortization increased $52.5 million, or 33%, compared to the three months ended June 30, 2023, driven primarily by increased production from our Western Eagle Ford Acquisitions.

General and administrative expense. General and administrative expense ("G&A") increased $6.0 million, or 15%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by higher recurring G&A including higher expense payable under the Management Agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us and a $6.6 million increase in transaction and nonrecurring costs. partially offset by a decrease in non-cash equity-based compensation expense of $5.3 million. The increase in Manager Compensation expense is due to an increase in public ownership of Class A Common Stock as a result of (i) our equity issuance in 2023 that increased public shares outstanding and also increased the annual Manager Compensation by $2.2 million to $55.5 million annually, and (ii) share redemptions for our Class A Common Stock completed in the first quarter of 2024 and the second half of 2023, which does not increase the overall Manager Compensation, but does increase the portion of Manager Compensation borne by us. While the increase in public ownership of Class A Common Stock increased our non-cash equity-based compensation expense, G&A expense during the three months ended June 30, 2024 includes an additional catch up expense of $7.0 million due to change in estimate and the G&A expense during the three months ended June 30, 2023 included an additional catch up expense of $18.0 million. While only the portion of Manager Compensation borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$16,341	$11,756	$4,585	39%
Transaction and nonrecurring expenses	8,508	1,859	6,649	358%
Equity-based compensation	22,291	27,551	(5,260)	(19)%
Total general and administrative expense	$47,140	$41,166	$5,974	15%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.09	$0.93	$0.16	17%
Transaction and nonrecurring expenses	0.57	0.15	0.42	280%
Equity-based compensation	1.49	2.18	(0.69)	(32)%

Other operating costs. Other operating costs include exploration expense and gain or loss on sale of assets. Other operating costs decreased by $20.8 million, compared to the three months ended June 30, 2023, primarily driven by a $19.4 million gain on sale of assets in 2024 and.$1.3 million lower exploration expense recognized during the three months ended June 30, 2024.

Interest expense

In the three months ended June 30, 2024, we incurred interest expense of $42.4 million, as compared to $31.1 million in the three months ended June 30, 2023, a 36% increase. This increase was driven primarily by higher average debt balances driven by the Western Eagle Ford Acquisitions and higher interest rates associated with the issuance of the 2028 Notes, the 2032 Notes and 2033 Notes (as defined below).

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues. Our gain on commodity derivatives during the three months ended June 30, 2024 decreased by $29.5 million, or 88%, from a comparable gain during the three months ended June 30, 2023 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended June 30, 2024 and June 30, 2023, we recognized income tax expense of $11.5 million and $9.2 million, respectively, for an effective tax rate of 14.1% and 13.8%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$70,205	$57,474	$12,731	22%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	42,359	31,128
Loss from extinguishment of debt	—	—
Income tax expense (benefit)	11,527	9,178
Depreciation, depletion and amortization	212,382	159,904
Exploration expense	193	1,541
Non-cash (gain) loss on derivatives	(29,546)	(42,235)
Non-cash equity-based compensation expense	22,291	27,551
(Gain) loss on sale of assets	(19,449)	—
Other (income) expense	(624)	(39)
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(5,155)	(7,264)
Transaction and nonrecurring expenses (1)	15,591	3,764
Settlement of acquired derivative contracts	—	(16,331)
Adjusted EBITDAX (non-GAAP)	$319,774	$224,671	$95,103	42%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(40,940)	(29,830)
Current income tax benefit (expense)	(11,725)	(869)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(63)	140
Development of oil and natural gas properties	(120,113)	(148,127)
Levered Free Cash Flow (non-GAAP)	$146,933	$45,985	$100,948	220%

(1)Transaction and nonrecurring expenses of $15.6 million for the three months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $3.8 million for the three months ended June 30, 2023 were primarily related to our Western Eagle Ford Acquisition and system integration expenses.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$286,926	$183,466	$103,460	56%
Changes in operating assets and liabilities	(37,035)	13,761
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(5,155)	(7,264)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(63)	140
Transaction and nonrecurring expenses (1)	15,591	3,764
Other adjustments and operating activities	6,782	245
Development of oil and natural gas properties	(120,113)	(148,127)
Levered Free Cash Flow (non-GAAP)	$146,933	$45,985	$100,948	220%

(1)Transaction and nonrecurring expenses of $15.6 million for the three months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $3.8 million for the three months ended June 30, 2023 were primarily related to our Western Eagle Ford Acquisition and system integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $95.1 million, or 42%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by higher realized oil prices and additional production generated by the Western Eagle Ford Acquisitions.

Levered Free Cash Flow (non-GAAP) increased by $100.9 million, or 220%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by our increased Adjusted EBITDAX and $28.0 million of decreased capital expenditures.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues (in thousands):
Oil	$973,516	$765,584	$207,932	27%
Natural gas	131,218	214,075	(82,857)	(39)%
Natural gas liquids	133,850	76,374	57,476	75%
Midstream and other	72,172	26,443	45,729	173%
Total revenues	$1,310,756	$1,082,476	$228,280	21%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$74.86	$68.79	$6.07	9%
Natural gas ($/Mcf)	1.86	3.45	(1.59)	(46)%
NGLs ($/Bbl)	25.29	22.08	3.21	15%
Total ($/Boe)	41.21	42.35	(1.14)	(3)%
Net sales volumes:
Oil (MBbls)	13,005	11,130	1,875	17%
Natural gas (MMcf)	70,567	62,076	8,491	14%
NGLs (MBbls)	5,293	3,459	1,834	53%
Total (MBoe)	30,059	24,935	5,124	21%
Average daily net sales volumes:
Oil (MBbls/d)	71	61	10	16%
Natural gas (MMcf/d)	388	343	45	13%
NGLs (MBbls/d)	29	19	10	53%
Total (MBoe/d)	165	138	27	20%

Oil revenue. Oil revenue increased $207.9 million, or 27%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This was driven by a $129.0 million increase in sales volume (10 MBbls/d or 16%) and higher realized oil prices that resulted in an increase of $78.9 million (an increase of 9% per Bbl). The increase in sales volumes is primarily driven by our Western Eagle Ford Acquisitions, while the increase in realized prices is due to improved oil realizations and higher index prices.

Natural gas revenue. Natural gas revenue decreased $82.9 million, or 39% in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This was driven by lower natural gas prices that resulted in a decrease of $112.2 million (a decrease of 46% per Mcf), partially offset by a $29.3 million increase in sales volume (45 MMcf/d, or 13%). The increase in sales volumes was primarily due to our Western Eagle Ford Acquisitions while the decrease in realized prices is due to lower gas realizations and lower index prices.

NGL revenue. NGL revenue increased $57.5 million, or 75%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This was driven primarily by a $40.5 million increase in sales volume (10 MBbls/d, or 53%) and higher realized NGL prices that resulted in an increase of $17.0 million (an increase of 15% per Bbl). The increase in sales volumes is primarily driven by our Western Eagle Ford Acquisitions.

Midstream and other revenue. Midstream and other revenue increased $45.7 million, or 173%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven primarily by higher oil blending revenues in 2024.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Expenses (in thousands):
Operating expense	$597,807	$497,539	$100,268	20%
Depreciation, depletion and amortization	388,946	306,387	82,559	27%
General and administrative expense	89,855	62,404	27,451	44%
Other operating costs	(19,256)	1,541	(20,797)	NM*
Total expenses	$1,057,352	$867,871	$189,481	22%
Selected expenses per Boe:
Operating expense	$19.89	$19.95	$(0.06)	—%
Depreciation, depletion and amortization	12.94	12.29	0.65	5%

* NM = Not meaningful.

Operating expense. Operating expense increased $100.3 million, or 20%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven primarily by the following factors:

(i)Lease and asset operating expense increased $29.3 million, or 10%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and decreased $0.95 per Boe, or 8%, to $10.36 per Boe. This $29.3 million increase was driven primarily by higher production from our Western Eagle Ford Acquisitions, partially offset by lower cost residue gas purchases in the first quarter of 2024. During the first quarter of 2023, we experienced higher cost residue gas purchases related to increased natural gas prices in the west coast pricing market. This higher cost residue gas was more than offset by higher realized pricing during the period.
(ii)Gathering, transportation and marketing expense increased $36.5 million, or 37%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and increased $0.54 per Boe, or 14%, to $4.51 per Boe. This increase was driven primarily by our Western Eagle Ford Acquisitions.
(iii)Production and other taxes decreased $16.2 million, or 20%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023 and decreased $1.08 per Boe, or 34%, to $2.12 per Boe. This decrease was driven primarily by lower natural gas revenues and increased gathering, transportation and marketing expense, which decreased the tax base on which a portion of our production and other taxes are calculated.
(iv)Workover expense decreased $1.4 million, or 4%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and decreased $0.26 per Boe, or 21%, to $0.99 per Boe. This decrease was primarily caused by lower natural gas prices and related reduced activity.
(v)Midstream and other operating expense increased $52.0 million, or 943%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to increased crude oil blending expense. The additional crude oil blending expense is more than offset by additional oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the six months ended June 30, 2024, depreciation, depletion and amortization increased $82.6 million, or 27%, compared to the six months ended June 30, 2023, driven primarily by increased production from our Western Eagle Ford Acquisitions.

General and administrative expense. G&A expense increased $27.5 million, or 44%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by (i) an increase in non-cash equity-based compensation expense of $15.3 million (2024 and 2023 include additional catch up expense of $21.1 million and $18.0 million due to changes in estimates) and (ii) $5.9 million higher transaction and nonrecurring related expenses and higher recurring G&A including higher expense payable under the Management Agreement with KKR Energy Assets Manager LLC, which is the pro-rata portion of the Manager Compensation borne by us. The increase in Manager Compensation and our non-cash equity-based compensation expense is due to an increase in public ownership of Class A Common Stock as a result of (i) our equity issuance in 2023 that increased public shares outstanding and also increased the annual Manager Compensation by $2.2 million to $55.5 million annually, and (ii) share redemptions for our Class A Common Stock completed in the first quarter of 2024 and throughout 2023, which does not increase the overall Manager Compensation, but does increase the portion of Manager Compensation borne by us. While only the portion of Manager Compensation borne by us impacts our consolidated statements of operations, we include the full Manager Compensation in the calculation of Adjusted EBITDAX and Levered Free Cash Flow (the difference between the Manager Compensation and the amount presented in G&A is represented by “Certain-redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation”).

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$29,258	$23,021	$6,237	27%
Transaction and nonrecurring expenses	10,132	4,227	5,905	140%
Equity-based compensation	50,465	35,156	15,309	44%
Total general and administrative expense	$89,855	$62,404	$27,451	44%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.97	$0.92	$0.05	5%
Transaction and nonrecurring expenses	0.34	0.17	0.17	100%
Equity-based compensation	1.68	1.41	0.27	19%

Other operating costs. Other operating costs include exploration expense and gain or loss on sale of assets. Other operating costs decreased by $20.8 million, compared to the six months ended June 30, 2023, primarily driven by a $19.4 million higher gain on sale of assets recognized during the six months ended June 30, 2024, partially offset by $1.3 million in lower exploration expenses.

Interest expense

In the six months ended June 30, 2024, we incurred interest expense of $85.0 million, as compared to $60.4 million in the six months ended June 30, 2023, a 41% increase. This increase was driven primarily by higher average debt balances driven by the Western Eagle Ford Acquisitions and higher interest rates associated with the issuance of the 2028 Notes (as defined below), the 2032 Notes (as defined below) and the 2033 Notes (as defined below).

Loss on extinguishment of debt

During the six months ended June 30, 2024, we incurred a loss on the extinguishment of our 2026 Notes of $22.6 million related to the $14.8 million premium and interest paid for the Tender Offer and Redemption of the 2026 Notes and $7.8 million related to the write-off of outstanding deferred finance costs related to the 2026 Notes.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues. Our loss on commodity derivatives during the six months ended June 30, 2024 decreased $285.4 million, or 155%, from a gain of $183.9 million during the six months ended June 30, 2023 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the six months ended June 30, 2024 and June 30, 2023, we recognized income tax expense of $7.3 million and expense of $25.5 million, respectively, for an effective tax rate of 16.2% and 7.5%, respectively. Our effective tax rate is lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$37,841	$313,085	$(275,244)	(88)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	85,045	60,448
Loss from extinguishment of debt	22,582	—
Income tax expense (benefit)	7,318	25,538
Depreciation, depletion and amortization	388,946	306,387
Exploration expense	193	1,541
Non-cash (gain) loss on derivatives	53,250	(239,702)
Non-cash equity-based compensation expense	50,465	35,156
(Gain) loss on sale of assets	(19,449)	—
Other (income) expense	(774)	(289)
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(10,782)	(16,735)
Transaction and nonrecurring expenses (1)	18,462	6,199
Settlement of acquired derivative contracts	—	(34,978)
Adjusted EBITDAX (non-GAAP)	$633,097	$456,650	$176,447	39%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(79,250)	(58,100)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(14,817)	—
Current income tax benefit (expense)	(12,441)	(1,381)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(129)	128
Development of oil and natural gas properties	(313,403)	(349,814)
Levered Free Cash Flow (non-GAAP)	$213,057	$47,483	$165,574	349%

(1)Transaction and nonrecurring expenses of $18.5 million for the six months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $6.2 million for the six months ended June 30, 2023 were primarily related to our July Western Eagle Ford Acquisition and system integration expenses.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$470,696	$423,556	$47,140	11%
Changes in operating assets and liabilities	50,300	(20,970)
Certain redeemable noncontrolling interest distributions made by OpCo related to Manager Compensation	(10,782)	(16,735)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(129)	128
Transaction and nonrecurring expenses (1)	18,462	6,199
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(14,817)	—
Other adjustments and operating activities	12,730	5,119
Development of oil and natural gas properties	(313,403)	(349,814)
Levered Free Cash Flow (non-GAAP)	$213,057	$47,483	$165,574	349%

(1)Transaction and nonrecurring expenses of $18.5 million for the six months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $6.2 million for the six months ended June 30, 2023 were primarily related to our July Western Eagle Ford Acquisition and system integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $176.4 million, or 39%, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by higher realized oil price and additional production generated by the Western Eagle Ford Acquisitions.

Levered Free Cash Flow (non-GAAP) increased by $165.6 million, or 349%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by our increased Adjusted EBITDAX, and $36.4 million of decreased capital expenditures.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$778,115	$2,974
Long-term debt	2,403,679	1,694,375

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$470,696	$423,556
Net cash used in investing activities	(286,562)	(374,944)
Net cash (used in) provided by financing activities	594,461	12,045

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2024 increased by $47.1 million, or 11%, compared to the six months ended June 30, 2023 primarily due to higher net income after adjusting for non-cash items, partially offset by working capital changes.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2024 decreased by $88.4 million, or 24%, compared to the six months ended June 30, 2023, primarily due to $94.7 million reduction in our cash development capital expenditures, partially offset by $4.5 million of additional acquisitions of oil and natural gas properties in 2024.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2024 was $594.5 million, primarily a result of net cash received in our debt transactions, partially offset by the repurchase of OpCo Units, our redeemable noncontrolling interests distributions and our Class A Common Stock dividend. Net cash provided by financing activities for the six months ended June 30, 2023 was $12.0 million, driven by net cash received in our debt transactions, offset by distributions to redeemable noncontrolling interests and our Class A Common Stock dividends.

Debt agreements

Senior Notes

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "2033 Notes Offering"). The proceeds from the 2033 Notes Offering were approximately $734.8 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the 2033 Notes Offering to fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger and to repay SilverBow's existing indebtedness outstanding at the completion of the SilverBow Merger.

The 2033 Notes bear interest at an annual rate of 7.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2033. We may, at our option, redeem all or a portion of the 2033 Notes at any time on or after July 15, 2027 at certain redemption prices. We may also redeem up to 40% of the aggregate principal amount of the 2033 Notes before July 15, 2027 with an amount of cash not greater than the net proceeds that we raise in certain equity offerings at a redemption price equal to 107.375% of the principal amount of the 2033 Notes being redeemed, plus accrued and unpaid interest, in any, to, but excluding the redemption date, if at least 50% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. In addition, prior to July 15, 2027, we may redeem some or all of the 2033 Notes at a price equal to 100% of the principal amount thereof, plus a "make-whole" premium and accrued and unpaid interest, if any, to but excluding the redemption date.

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

After the completion of the Tender Offer and Redemption, the 2028 Notes, the 2032 Notes and 2033 Notes (collectively, the "Senior Notes") are our senior unsecured obligations and the notes and the guarantees issued in connection with the issuance of the Senior Notes rank equally in right of payment with the borrowings under our Revolving Credit Facility and any of our other future senior indebtedness and senior to any of our future subordinated indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of our existing and future subsidiaries that will guarantee our Revolving Credit Facility. The Senior Notes and the guarantees are effectively subordinated to all of our secured indebtedness (including all borrowings and other obligations under our Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities (including trade payables) of any future subsidiaries that do not guarantee the Senior Notes. Under each of the indentures governing the Senior Notes, Crescent Finance may issue additional notes that will be treated as a single series and vote together as a single class and have substantially identical terms and conditions.

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

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Energy Finance LLC entered into the Revolving Credit Facility. The Revolving Credit Facility matures on April 10, 2029. At June 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and $21.5 million in outstanding letters of credit. Our elected commitment amount was approximately $1.3 billion. Subsequent to the balance sheet date and in connection with the closing of the SilverBow Merger, we borrowed $724.0 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR"), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at June 30, 2024 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding at December 31, 2023 was 9.75%. We had no borrowings outstanding under the Revolving Credit Facility at June 30, 2024.

The borrowing base under the Revolving Credit Facility was $1.7 billion and $2.0 billion as of June 30, 2024 and December 31, 2023.The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At June 30, 2024, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

On April 10, 2024, we entered into the Seventh Amendment to the Revolving Credit Facility, which, among other things, the amendment included a reduction of the borrowing base to $1.7 billion from $2.0 billion, maintained elected commitments at $1.3 billion and extended the maturity date of any revolving loans under the Revolving Credit Facility to April 10, 2029. The amendment also modified the fee payable for the unused revolving commitments such that it is 0.375% or 0.50% per year based on utilization of the Revolving Credit Facility and maintained the applicable margin, so that the loans under the Revolving Credit Facility will continue to be priced based on SOFR plus 2.35% to 3.35% or an adjusted base rate plus 1.25% to 2.25%, in each case, based on utilization of the Revolving Credit Facility.

On May 24, 2024, we entered into the Eighth Amendment to the Revolving Credit Facility, which, among other things, increased the threshold amount for the incurrence of certain additional indebtedness from $500.0 million to $1.0 billion during the period beginning on May 24, 2024 and ending on the scheduled redetermination date for the October 1, 2024 scheduled borrowing base redetermination. As a result, during this period, the borrowing base will not be required to be reduced by 0.25x of the principal amount of such new debt incurrences so long as the principal amount of such indebtedness does not exceed the $1.0 billion aggregate threshold.

On June 14, 2024, we entered into the Ninth Amendment to the Revolving Credit Facility, which, among other things, (a) permits the issuance of the 2033 Notes as permitted additional debt under the Revolving Credit Facility and (b) excludes the proceeds of the 2033 Notes from the requirement to prepay the revolving loans under the Revolving Credit Facility with excess cash on a monthly basis until the earliest to occur of (i) the date of consummation of the SilverBow Merger, (ii) the date on which we redeem the 2033 Notes in full as a result of the occurrence of an event requiring special mandatory redemption and (iii) May 22, 2025.

On July 30, 2024, in connection with the closing of the SilverBow Merger, we entered into the Tenth Amendment to the credit agreement governing our Revolving Credit Facility. Among other things, the amendment increased the aggregate elected commitment amount to $2.0 billion and increased the borrowing base from $1.7 billion to $2.6 billion.

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

We expect to fund our 2024 capital program, excluding acquisitions through cash flow from operations. The amount and timing of capital expenditures on development of oil and natural gas properties is substantially within our control due to the held-by-production nature of our assets. We regularly review our capital expenditures throughout the year and could choose to adjust our investments based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes and the related Standardized Measure. These risks could materially affect our business, financial condition and results of operations.

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Total development of oil and natural gas properties	$313,403	$349,814
Change in accruals or other non-cash adjustments	(24,849)	33,426
Cash used in development of oil and natural gas properties	288,554	383,240
Cash used in acquisition of oil and natural gas properties	19,532	14,996
Total expenditures on acquisition and development of oil and natural gas properties	$308,086	$398,236

Our development of oil and natural gas properties was lower during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in our development is related to the timing of development activity in 2024 is related to the timing of our operations. We used cash of $19.5 million in the six months ended June 30, 2024 for the acquisition of oil and natural gas properties, as compared to $15.0 million in 2023, primarily related to the Eagle Ford Minerals Acquisition (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures in Part I, Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of June 30, 2024, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends of $0.24 per share of our Class A Common Stock to shareholders during the six months ended June 30, 2024.

On August 5, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2024. The quarterly dividend is payable on September 3, 2024 to shareholders of record as of the close of business on August 19, 2024. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future changes in cash dividends on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2023 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of June 30, 2024.

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

As of June 30, 2024, our derivative portfolio had an aggregate notional value of approximately $1.4 billion, and the fair market value of our commodity derivative contracts was a net liability of $32.9 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at June 30, 2024, a hypothetical 10% increase or decrease in the NYMEX WTI price, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $93.4 million. If prices decreased by 10%, our derivative position would change by approximately $73.1 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At June 30, 2024, we had no amount of variable rate debt outstanding. Assuming no change in the amount outstanding, a 1% (or 100 basis point) increase or decrease in the average interest rate would result in an approximately $0.3 million increase or decrease in interest expense on our average variable rate debt outstanding for the six months ended June 30, 2024.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The integration of SilverBow into Crescent may not be as successful as anticipated, and Crescent may not achieve the intended benefits or do so within the intended timeframe.

The SilverBow Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating SilverBow into Crescent, and Crescent’s ability to manage the combined company, may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations or cash flows of Crescent. Potential difficulties that may be encountered in the integration process include, among other factors:

•the inability to successfully integrate the businesses of SilverBow into Crescent, operationally and culturally, in a manner that permits Crescent to achieve the full revenue and cost savings anticipated from the SilverBow Merger;
•complexities associated with managing a larger, more complex, integrated business;
•complexities resulting from the different accounting methods of Crescent and SilverBow;
•the inability to retain key employees and otherwise integrate personnel from the two companies and the loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating SilverBow’s operations into Crescent; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Additionally, the success of the SilverBow Merger will depend, in part, on Crescent’s ability to realize the anticipated benefits and cost savings from combining Crescent’s and SilverBow’s businesses, including operational and other synergies that Crescent believes the combined company will achieve. The anticipated benefits and cost savings of the SilverBow Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that Crescent does not currently foresee. Some of the assumptions that Crescent has made, such as the achievement of operating synergies, may not be realized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended June 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs.
4/1/2024 - 4/30/2024	—	—	—	$127,299,000
5/1/2024 - 5/31/2024	—	—	—	$127,299,000
6/1/2024 - 6/30/2024	—	—	—	$127,299,000

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.4*	Third Amendment to Purchase and Sale Agreement, dated as of June 11, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P.
2.5#
Agreement and Plan of Merger, dated May 15, 2024, by and among Crescent Energy Company, Artemis Acquisition Holdings Inc., Artemis Merger Sub Inc., Artemis Merger Sub II LLC and SilverBow Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on May 16, 2024).

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

4.15
Indenture, dated as of June 14, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2024).

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

10.2
Eighth Amendment to Credit Agreement, dated May 24, 2024, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on May 30, 2024).

10.3
Ninth Amendment to Credit Agreement, dated June 14, 2024, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on June 18, 2024).

10.4
Tenth Amendment to Credit Agreement, dated July 30, 2024, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on August 2, 2024).

10.5#
First Amendment to Management Agreement, dated May 15, 2024, by and between Crescent Energy Company and KKR Energy Assets Manager LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on May 16, 2024).

10.6	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on May 16, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
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

CRESCENT ENERGY COMPANY
(Registrant)

August 5, 2024	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

August 5, 2024	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)