Form 10-Q
period 2024-09-30
Crescent Energy Co
filed 2024-11-04
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were approximately 162,345,725 and 65,948,124 shares outstanding of the registrant's Class A and Class B common stock, respectively.

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
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, upcoming elections, including political and regulatory developments resulting therefrom, and associated political volatility, continued hostilities in the Middle East, including the Israel-Hamas conflict, and heightened tensions with Iran, Lebanon and Yemen, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
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
•our ability to predict and manage the effects of actions of the Organization of the Petroleum Exporting Countries (“OPEC”) and agreements to set and maintain production levels, including as a result of the recent extension of production cuts by OPEC, which may be exacerbated by the increased hostilities in the Middle East and heightened tensions with Iran, Lebanon and Yemen;
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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$136,151	$2,974
Accounts receivable, net	507,657	504,630
Accounts receivable – affiliates	975	2,108
Derivative assets – current	130,543	54,321
Prepaid expenses	46,744	40,406
Other current assets	42,635	11,213
Total current assets	864,705	615,652
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	11,014,507	8,574,478
Unproved	481,344	283,324
Oil and natural gas properties at cost, successful efforts method	11,495,851	8,857,802
Field and other property and equipment, at cost	207,558	198,570
Total property, plant and equipment	11,703,409	9,056,372
Less: accumulated depreciation, depletion, amortization and impairment	(3,495,131)	(2,940,546)
Property, plant and equipment, net	8,208,278	6,115,826
Derivative assets – noncurrent	40,395	8,066
Investments in equity affiliates	13,306	6,076
Other assets	123,745	57,715
TOTAL ASSETS	$9,250,429	$6,803,335

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$773,855	$613,543
Accounts payable – affiliates	16,376	52,607
Derivative liabilities – current	—	42,051
Financing lease obligations – current	3,719	4,233
Acquired deferred acquisition consideration	76,550	—
Other current liabilities	59,253	37,823
Total current liabilities	929,753	750,257
Long-term debt	3,225,173	1,694,375
Asset retirement obligations	441,838	418,319
Deferred tax liability	387,912	262,581
Financing lease obligations – noncurrent	4,376	7,066
Other liabilities	65,944	35,019
Total liabilities	5,054,996	3,167,617
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	1,320,159	1,901,208
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 164,780,209 and 92,680,353 shares issued, 162,391,343 and 91,608,800 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	16	9
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 65,948,124 and 88,048,124 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	9
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Treasury stock, at cost; 2,388,866 and 1,071,553 shares of Class A common stock as of September 30, 2024 and December 31, 2023, respectively	(31,927)	(17,143)
Additional paid-in capital	2,838,549	1,626,501
Retained earnings	53,288	95,447
Noncontrolling interests	15,341	29,687
Total equity	2,875,274	1,734,510
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$9,250,429	$6,803,335

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil	$548,430	$504,660	$1,521,946	$1,270,244
Natural gas	78,790	72,097	210,008	286,172
Natural gas liquids	87,253	54,724	221,103	131,098
Midstream and other	30,401	10,917	102,573	37,360
Total revenues	744,874	642,398	2,055,630	1,724,874
Expenses:
Lease operating expense	129,546	120,791	382,688	364,796
Workover expense	15,347	16,148	45,230	47,402
Asset operating expense	23,771	27,116	82,020	65,206
Gathering, transportation and marketing	89,405	61,722	224,825	160,650
Production and other taxes	43,171	36,475	106,759	116,223
Depreciation, depletion and amortization	251,498	186,492	640,444	492,879
Exploration expense	14,565	—	14,758	1,541
Midstream and other operating expense	25,304	8,289	82,829	13,803
General and administrative expense	159,677	43,831	249,532	106,235
(Gain) loss on sale of assets	12	—	(19,437)	—
Total expenses	752,296	500,864	1,809,648	1,368,735
Income (loss) from operations	(7,422)	141,534	245,982	356,139
Other income (expense):
Gain (loss) on derivatives	96,881	(252,108)	(4,589)	(68,211)
Interest expense	(61,840)	(42,200)	(146,885)	(102,648)
Loss from extinguishment of debt	(36,513)	—	(59,095)	—
Other income (expense)	1,631	917	2,405	1,206
Income (loss) from equity affiliates	44	116	122	396
Total other income (expense)	203	(293,275)	(208,042)	(169,257)
Income (loss) before taxes	(7,219)	(151,741)	37,940	186,882
Income tax benefit (expense)	1,640	20,639	(5,678)	(4,899)
Net income (loss)	(5,579)	(131,102)	32,262	181,983
Less: net (income) loss attributable to noncontrolling interests	765	(48)	(916)	(453)
Less: net (income) loss attributable to redeemable noncontrolling interests	(5,131)	78,280	(27,912)	(169,455)
Net income (loss) attributable to Crescent Energy	$(9,945)	$(52,870)	$3,434	$12,075
Net income (loss) per share:
Class A common stock – basic	$(0.07)	$(0.67)	$0.03	$0.21
Class A common stock – diluted	$(0.07)	$(0.67)	$0.03	$0.21
Class B common stock – basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	146,620	78,709	117,749	58,663
Class A common stock - diluted	146,620	78,709	119,597	59,142
Class B common stock – basic and diluted	65,948	91,048	72,054	109,244

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$804,587	$61,957	$14,178	862,291
Net income (loss)	—	—	—	—	—	—	—	—	—	59,794	149	59,943
Contributions	—	—	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	—	—	(917)	(917)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(8,208)	—	(8,208)
Equity based compensation	—	—	—	—	—	—	—	—	1,812	—	1,553	3,365
Balance at March 31, 2023	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$806,399	$113,543	$14,966	$916,477
Net income (loss)	—	—	—	—	—	—	—	—	—	5,151	256	5,407
Contributions	—	—	—	—	—	—	—	—	—	—	4,735	4,735
Distributions	—	—	—	—	—	—	—	—	—	—	(1,600)	(1,600)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(5,803)	—	(5,803)
Equity based compensation	80	—	—	—	—	—	(80)	1,305	6,695	—	2,118	10,118
Change in deferred taxes related to basis differences associated with the Class A Conversion	—	—	—	—	—	—	—	—	(69,708)	—	—	(69,708)
Change in equity associated with the Class A Conversion	27,597	3	(27,597)	(3)	—	—	—	—	618,732	—	—	618,732
Balance at June 30, 2023	75,959	$8	91,048	$9	1	$—	1,071	$(17,143)	$1,362,118	$112,891	$20,475	$1,478,358
Net income (loss)	—	—	—	—	—	—	—	—	—	(52,870)	48	(52,822)
Distributions	—	—	—	—	—	—	—	—	—	—	(1,032)	(1,032)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(9,115)	—	(9,115)
Equity based compensation	—	—	—	—	—	—	—	—	9,805	—	5,839	15,644
Change in deferred taxes related to basis differences associated with the Equity Issuance	—	—	—	—	—	—	—	—	(13,122)	—	—	(13,122)
Change in equity associated with the Equity Issuance	12,650	1	—	—	—	—	—	—	209,166	—	—	209,167
Balance at September 30, 2023	88,609	$9	91,048	$9	1	$—	1,071	$(17,143)	$1,567,967	$50,906	$25,330	$1,627,078

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	91,609	$9	88,048	$9	1	$—	1,071	$(17,143)	$1,626,501	$95,447	$29,687	$1,734,510
Net income (loss)	—	—	—	—	—	—	—	—	—	(24,168)	3,499	(20,669)
Distributions	—	—	—	—	—	—	—	—	—	—	(8,037)	(8,037)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(12,649)	—	(12,649)
Equity-based compensation	—	—	—	—	—	—	—	—	14,556	—	276	14,832
Change in deferred taxes related to basis differences associated with the 2024 Equity Transactions	—	—	—	—	—	—	—	—	(30,713)	—	—	(30,713)
Change in equity associated with the 2024 Equity Transactions	13,800	2	(16,100)	(2)	—	—	—	—	318,963	—	—	318,963
Balance at March 31, 2024	105,409	$11	71,948	$7	1	$—	1,071	$(17,143)	$1,929,307	$58,630	$25,425	$1,996,237
Net income (loss)	—	—	—	—	—	—	—	—	—	37,547	(1,818)	35,729
Distributions	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(13,382)	—	(13,382)
Equity-based compensation	108	—	—	—	—	—	—	—	13,578	—	(53)	13,525
Change in deferred taxes related to basis differences associated with the 2024 Equity Transactions	—	—	—	—	—	—	—	—	(17,563)	—	—	(17,563)
Repurchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	122	—	—	122
Change in equity associated with the 2024 Equity Transactions	6,000	—	(6,000)	—	—	—	—	—	128,988	—	—	128,988
Balance at June 30, 2024	111,517	$11	65,948	$7	1	$—	1,071	$(17,143)	$2,054,432	$82,795	$21,042	$2,141,144
Net income (loss)	—	—	—	—	—	—	—	—	—	(9,945)	(765)	(10,710)
Contributions	—	—	—	—	—	—	—	—	—	—	4,280	4,280
Distributions	—	—	—	—	—	—	—	—	—	—	(472)	(472)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(19,562)	—	(19,562)
Equity-based compensation	—	—	—	—	—	—	—	—	60,976	—	(8,744)	52,232
Change in deferred taxes related to basis differences associated with the SilverBow Merger and repurchases of Class A common stock	—	—	—	—	—	—	—	—	(28,618)	—	—	(28,618)
Repurchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	636	—	—	636
Changes in equity associated with the SilverBow Merger	51,562	5	—	—	—	—	630	(7,441)	754,955	—	—	747,519
Repurchases of Class A common stock	(688)	—	—	—	—	—	688	(7,343)	(3,832)	—	—	(11,175)
Balance at September 30, 2024	162,391	$16	65,948	$7	1	$—	2,389	$(31,927)	$2,838,549	$53,288	$15,341	$2,875,274

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$32,262	$181,983
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	640,444	492,879
Deferred tax expense (benefit)	(10,229)	3,988
(Gain) loss on derivatives	4,589	68,211
Net cash (paid) received on settlement of derivatives	(43,011)	(110,775)
Non-cash equity-based compensation expense	131,896	64,648
Amortization of debt issuance costs, premium and discount	9,781	9,175
Loss from debt extinguishment	59,095	—
(Gain) loss on sale of oil and natural gas properties	(19,437)	—
Settlement of acquired derivative contracts	26,291	(48,977)
Other	(27,750)	(17,332)
Changes in operating assets and liabilities:
Accounts receivable	143,868	(105,430)
Accounts receivable – affiliates	1,133	1,310
Prepaid and other current assets	(3,533)	(10,587)
Accounts payable and accrued liabilities	(90,960)	67,396
Accounts payable – affiliates	(27,233)	12,741
Other	11,446	3,670
Net cash provided by operating activities	838,652	612,900
Cash flows from investing activities:
Development of oil and natural gas properties	(467,545)	(471,275)
Acquisitions of oil and natural gas properties, net of cash acquired	(387,775)	(622,698)
Proceeds from the sale of oil and natural gas properties	29,685	24,356
Purchases of restricted investment securities – HTM	(5,332)	(10,651)
Maturities of restricted investment securities – HTM	5,400	10,722
Other	(8,809)	3,308
Net cash used in investing activities	(834,376)	(1,066,238)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	1,679,125	833,500
Repurchase of Senior Notes, including extinguishment costs	(714,817)	—
Revolving Credit Facility borrowings	2,417,100	1,678,000
Revolving Credit Facility repayments	(1,868,300)	(1,845,449)
Payment of debt issuance costs	(26,637)	(5,461)
Proceeds from the Equity Issuance after underwriting fees	—	145,665
Payment of Equity Issuance costs	—	(2,340)
Redeemable noncontrolling interest contributions	—	1,238
Redeemable noncontrolling interest distributions	(340)	(417)
Repayments of debt acquired in SilverBow Merger, including extinguishment costs	(1,177,138)	—
Dividend to Class A common stock	(45,593)	(23,127)
Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend	(24,099)	(45,333)
Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation	(17,580)	(26,207)
Cash contributions from (cash distributions to) redeemable noncontrolling interests initiated by income taxes	(340)	4
Repurchase of redeemable noncontrolling interests related to 2024 Equity Transactions	(22,701)	—
Repurchase of redeemable noncontrolling interests	(8,809)	—
Noncontrolling interest distributions	(11,022)	(3,549)
Noncontrolling interest contributions	4,280	1,771
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(7,536)	(72)
Repurchases of Class A common stock	(7,343)	—
Other	(3,185)	(2,855)
Net cash (used in) provided by financing activities	165,065	705,368
Net change in cash, cash equivalents and restricted cash	169,341	252,030
Cash, cash equivalents and restricted cash, beginning of period	8,729	15,304
Cash, cash equivalents and restricted cash, end of period	$178,070	$267,334
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

Corporate Structure

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” and Crescent is a holding company, the sole material asset of which are of units ("OpCo Units") of Crescent Energy OpCo LLC ("OpCo"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities, with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within NOTE 11 – Related Party Transactions. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate of KKR & Co. Inc. (together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, par value $0.0001 per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

SilverBow Merger

On July 30, 2024, we consummated the SilverBow Merger. See “—NOTE 3 – Acquisitions and Divestitures. Immediately following the SilverBow Merger, Crescent Energy Company completed a series of internal transactions following which the assets of SilverBow Resources, Inc. ("SilverBow") and its subsidiary became held by subsidiaries of Crescent Energy Finance LLC. In connection with the SilverBow Merger, Crescent issued 51.6 million shares of Class A Common Stock and paid $382.4 million in cash to former SilverBow shareholders, including amounts payable in respect of outstanding SilverBow equity awards.

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

As a result of the April 2024 Class A Conversion and the March 2024 Equity Transactions (the "2024 Equity Transactions"), the total number of shares of our Class A Common Stock increased by 19.8 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares. Redeemable noncontrolling interests decreased by $470.7 million while APIC increased by $448.0 million as a result of the 2024 Equity Transactions.

2023 Equity Transactions

In September 2023, we conducted an underwritten public offering of 12.7 million shares of Class A Common Stock at a price to the public of $12.25 per share (not including underwriter discounts and commissions). This includes 1.7 million shares of Class A Common Stock that were issued upon the underwriters exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement. We received net proceeds of $145.7 million from such issuance (the "Equity Issuance"), after deducting underwriting fees and expenses.

On June 30, 2023, an affiliate of KKR exchanged approximately 27.6 million OpCo Units (and we cancelled a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock (the "June 2023 Class A Conversion") and subsequently distributed such shares to certain of its legacy investors in privately-managed funds and accounts on July 3, 2023. We did not receive any proceeds or incur any material expenses associated with the June 2023 Class A Conversion.

Treasury Stock

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). Such repurchases may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to repurchases of our Class A Common Stock pursuant to our stock repurchase program.

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction to equity on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, we repurchased 0.7 million shares of our Class A Common Stock for $7.3 million, at an average price of $10.68 per share ("Class A Repurchases"), and in connection therewith, we cancelled a corresponding number of OpCo units. When combining our Class A Repurchases with our 2024 Equity Transactions, we have $120.0 million remaining under our stock repurchase program.

Basis of Presentation

Our unaudited condensed consolidated financial statements (the “financial statements”) include the accounts of the Company and its subsidiaries after the elimination of intercompany transactions and balances, are presented in accordance with U.S. general accepted accounting principles (“GAAP”) and reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. We have no elements of other comprehensive income for the periods presented. These financial statements should be read in conjunction with the audited combined and consolidated financial statements and notes thereto included in our Annual Report.

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which at September 30, 2024 is owned approximately 71% by Crescent and approximately 29% by holders of our redeemable noncontrolling interests, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement (as defined within NOTE 11 –

Related Party Transactions). Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt.

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

Restricted Cash

Restricted cash consists of funds earmarked for a special purpose and therefore not available for immediate and general use. The majority of our restricted cash is composed of cash that is contractually required to be restricted to fund acquisitions or to pay for the future abandonment of certain wells. Restricted cash is included in Other current assets and Other assets on our condensed consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in our consolidated statements of cash flows:

	As of September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$136,151	$228,614
Restricted cash – current	30,089	33,422
Restricted cash – noncurrent	11,830	5,298
Total cash, cash equivalents and restricted cash	$178,070	$267,334

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

In September 2023, the proceeds from the Equity Issuance, including the exercise of the underwriters' over-allotment option, were contributed by Crescent to OpCo in exchange for 12.7 million OpCo Units. As a result of the additional OpCo Units owned by Crescent, we reclassified $65.8 million from Redeemable noncontrolling interests to Additional paid-in capital.

In June 2023, the June 2023 Class A Conversion reduced the number of shares of our Class B Common Stock outstanding by 27.6 million shares. A corresponding number of OpCo Units were transferred to Crescent, which reduced the value of our redeemable noncontrolling interests by $618.7 million.

From December 31, 2023 through September 30, 2024, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2023	$1,901,208
Net loss attributable to redeemable noncontrolling interests	(11,695)
Distributions	(88)
Cash distributions from OpCo initiated by Class A common stock dividend and income taxes, net	(8,362)
Accrued OpCo cash distribution initiated by Manager Compensation	(5,627)
Equity-based compensation	12,950
Change in redeemable noncontrolling interests associated with the 2024 Equity Transactions	(341,664)
Balance as of March 31, 2024	$1,546,722
Net income attributable to redeemable noncontrolling interests	34,476
Distributions	(205)
Cash distributions from OpCo initiated by Class A common stock dividend and income taxes, net	(7,954)
Accrued OpCo cash distribution initiated by Manager Compensation	(5,155)
Equity-based compensation	8,030
Repurchase of redeemable noncontrolling interest	(980)
Change in redeemable noncontrolling interests associated with the 2024 Equity Transactions	(128,988)
Balance as of June 30, 2024	$1,445,946
Net income attributable to redeemable noncontrolling interests	5,131
Cash distributions from OpCo initiated by Class A common stock dividend and income taxes, net	(8,198)
Accrued OpCo cash distribution initiated by Manager Compensation	(4,656)
Equity-based compensation	30,231
Repurchase of redeemable noncontrolling interest	(8,587)
Change in redeemable noncontrolling interests associated with the SilverBow Merger	(143,540)
Cancellation of OpCo Units associated with Class A Repurchases	3,832
Balance as of September 30, 2024	$1,320,159

Income Taxes

Crescent is a holding company of which our sole material assets are OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three and nine months ended September 30, 2024, we recognized income tax benefit of $1.6 million and income tax expense of $5.7 million for an effective tax rate of 22.7% and 15.0%, respectively. For the three and nine months ended September 30, 2023, we recognized income tax benefit of $20.6 million and income tax expense of $4.9 million for an effective tax rate of 13.6% and 2.6%, respectively. Our effective tax rate is typically lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. Our effective tax rate for the three months ended September 30, 2024 was driven higher as a result of deductible costs associated the SilverBow Merger.

In July 2024, we completed the SilverBow Merger, see NOTE 3 – Acquisitions and Divestitures for more information. As part of the preliminary purchase price allocation, we recognized a net deferred tax liability of $58.7 million to reflect differences between tax basis and the fair value of SilverBow’s assets acquired and liabilities assumed. Included in the net deferred tax liability are tax attributes relating to NOLs and interest expense carryforwards further subject to Sec. 382 utilization limitations upon the change of ownership.

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

We have U.S. federal net operating loss ("NOL") carryforwards and recognized built-in-loss ("RBIL") property that are subject to limitation under Section 382. Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, utilization of our NOL and RBIL carryforwards is subject to an annual limitation. These annual limitations may result in the expiration of NOL and RBIL carryforwards prior to utilization; accordingly we have maintained a valuation allowance related to U.S. federal NOL and RBIL carryforwards that we do not believe are recoverable due to these Section 382 limitations.

As of September 30, 2024 and December 31, 2023, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$106,508	$83,918
Income tax payments (refunds)	1,656	(1,430)
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$182,308	$71,543
Equity consideration for acquisitions	611,423	—
Right-of-use assets obtained in exchange for leases	61,515	23,756
NOTE 3 – Acquisitions and Divestitures

Acquisitions

SilverBow Merger

On July 30, 2024, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated May 15, 2024 (the transactions contemplated therein, the "SilverBow Merger"), between Crescent, SilverBow, Artemis Acquisition Holdings Inc. ("Artemis Holdings"), Artemis Merger Sub Inc. ("Merger Sub Inc.") and Artemis Merger Sub II LLC ("Merger Sub LLC"). The SilverBow Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Crescent being identified as the accounting acquirer.

Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Crescent, merged with and into SilverBow (the "Initial Merger"), with SilverBow surviving the merger (the "Initial Surviving Corporation"), and immediately following the Initial Merger, the Initial Surviving Corporation merged with and into Merger Sub LLC,a Delaware limited liability company and a direct, wholly owned subsidiary of Artemis Holdings, a Delaware corporation and a direct wholly owned subsidiary of Crescent (the "Subsequent Merger" and together with the Initial Merger, the "Mergers"), with Merger Sub LLC continuing as the surviving company of the Subsequent Merger (the "Subsequent Surviving Company") as a direct wholly owned subsidiary of Artemis Holdings. Promptly following the completion of the Mergers, Artemis Holdings contributed the Subsequent Surviving Company to Crescent Energy OpCo LLC, a Delaware limited liability company, of which Crescent is the managing member, which in turn contributed the Subsequent Surviving Company to its wholly owned subsidiary, Crescent Energy Finance, a Delaware limited liability company.

Subject to the terms and conditions of the Merger Agreement, each share of SilverBow's common stock, par value $0.01 per share ("SilverBow Common Stock") issued and outstanding immediately prior to the merger close date, was converted into the right to receive, pursuant to an election made and not revoked, one of the following forms of consideration: (A) 3.125 shares of Crescent Class A Common Stock, (B) a combination of 1.866 shares of Crescent Class A Common Stock and $15.31 in cash or (C) $38.00 in cash, subject to an aggregate cap of $400.0 million on the total cash consideration payable for the SilverBow Common Stock in the SilverBow Merger. The Merger Agreement also provided that each outstanding SilverBow restricted stock unit, performance-based stock unit (assuming maximum performance) and in-the money stock option, whether vested or unvested, held by certain employees and directors of SilverBow (collectively, the "SilverBow Equity Awards") became fully vested and was canceled and converted into a right to receive a cash payment (less the exercise price in the case of stock options) or, in the case of the restricted stock units and performance-based stock units, a partial cash payment and partial settlement in shares of Crescent Class A Common Stock. Each stock option with an exercise price that equaled or exceeded the amount of such cash payment was cancelled for no consideration. See the table below for consideration transferred and preliminary purchase price allocation. Certain data necessary to complete the purchase price allocation is not yet available. We expect to complete the purchase price allocation during the 12-month period following the acquisition date. Crescent issued 51.6 million shares of Class A Common Stock in the SilverBow Merger and paid $382.4 million in cash to former SilverBow shareholders, including amounts payable in respect of outstanding SilverBow equity awards.

From the date of the SilverBow Merger through September 30, 2024, revenues and net income associated with operations acquired through the SilverBow Merger were $161.6 million and $47.8 million, respectively. We recognized transaction related expenses of $42.5 million within General and administrative expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

The following table summarizes our unaudited pro forma financial information for the nine months ended September 30, 2024 and December 31, 2023 as if the SilverBow Merger occurred on January 1, 2023 (unaudited):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
	(in thousands)
Revenues	$2,659,691	$3,546,572
Net income	166,458	764,589

As part of the SilverBow Merger we acquired a deferred acquisition liability from historical SilverBow acquisitions that is presented as Acquired deferred acquisition consideration on our consolidated balance sheet. Per the terms of the contract we are required to make a $50 million payment in the fourth quarter of 2024 related to deferred purchase consideration and an additional earn-out payment contingent upon the average monthly settlement price of NYMEX West Texas Intermediate ("WTI") crude oil for the 12-month period beginning December 2023. If the average monthly settlement price of WTI during the 12-month period (i) exceeds $80 per barrel, we will pay an amount equal to $50 million; (ii) is between $75 per barrel and

$80 per barrel, we will pay an amount equal to $25 million; (iii) is below $75 per barrel, we will not pay any additional amounts. At September 30, 2024, we have $25.0 million related to the additional earn-out payment recognized as a liability on our condensed consolidated balance sheet.

During 2024 we reorganized our business, primarily as a result of the SilverBow Merger, which included one-time termination costs and exit costs for the closure of one of our offices. As of September 30, 2024, we expect the total amount of one-time employee termination benefits incurred to be $11.4 million and lease termination and other costs of $5.1 million, of which $10.8 million were recognized during the three and nine months ended September 30, 2024 in General and Administrative expense and $2.2 million and $5.7 million were recognized during the three and nine months ended September 30, 2024, respectively, in Asset operating expense on the condensed consolidated statements of operations. The following is a reconciliation of our restructuring liability, which is included within Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

	One-time employee termination benefits	Lease termination and other costs	Total
	(in thousands)
December 31, 2023
Costs incurred and charged to expense	$11,433	$5,096	$16,529
Costs paid	(5,116)	(3,504)	(8,620)
September 30, 2024	$6,317	$1,592	$7,909

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

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our acquisitions during 2024 and 2023 that impact the periods presented:

	Asset Acquisitions			Business Combinations
	Eagle Ford Minerals Acquisition	July Western Eagle Ford Acquisition	October Western Eagle Ford Acquisition	SilverBow Merger
	(in thousands)
Consideration transferred:
Cash consideration:
Cash paid	$25,000	$592,735	$235,069	$358,092
Settlement of SilverBow Equity Awards in cash	—	—	—	18,858
Equity consideration:
Fair value of Class A Common Stock issued to SilverBow Common stockholders	—	—	—	595,294
Settlement of SilverBow Equity Awards in Class A Common Stock	—	—	—	16,129
Total	$25,000	$592,735	$235,069	$988,373
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$5,200
Accounts receivable, net	—	—	—	140,073
Derivative assets – current	—	—	—	100,601
Prepaid expenses	—	355	—	6,154
Other current assets	—	—	—	945
Oil and natural gas properties - proved	12,865	595,025	239,573	1,980,500
Oil and natural gas properties - unproved	12,135	22,310	9,819	207,191
Field and other property and equipment	—	—	—	4,586
Derivative assets – noncurrent	—	—	—	37,870
Other assets	—	—	—	25,199
Accounts payable and accrued liabilities	—	(12,668)	(5,790)	(196,963)
Acquired deferred acquisition consideration	—	—	—	(76,550)
Other current liabilities	—	—	—	(10,029)
Short-term debt	—	—	—	(37,500)
Long-term debt	—	—	—	(1,103,125)
Deferred tax liability	—	—	—	(58,670)
Asset retirement obligations	—	(10,541)	(7,908)	(25,683)
Other liabilities	—	(1,746)	(625)	(11,426)
Net assets acquired	$25,000	$592,735	$235,069	$988,373

Divestitures

During the three and nine months ended September 30, 2024, we sold non-core assets to unrelated third-party buyers for $29.7 million in aggregate cash proceeds and recorded a gain on the sale of assets of approximately $19.4 million.

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

As of September 30, 2024, our commodity derivative instruments consisted of fixed price and basis swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of September 30, 2024:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
	(in thousands)				(in thousands)
Crude oil swaps – WTI (Bbls):
2024	3,281	$71.93			$13,654
2025	6,442	$72.68			36,736
2026	1,746	$69.00			5,019
2026 (1)	730	$75.15			(1,778)
Crude oil swaps – Brent (Bbls):
2024	37	$78.19			245
Crude oil collars – WTI (Bbls):
2024	2,806	$63.15	-	$81.29	2,737
2025	4,664	$61.81	-	$77.94	9,350
2025 (2)	1,460	$60.00	-	$85.00	(1,784)
2026	273	$64.00	-	$71.50	426
2026 (3)	730	$65.00	-	$76.00	1,407
Crude oil collars – Brent (Bbls):
2024	55	$65.00	-	$100.00	46
2025	365	$65.00	-	$91.61	1,100
Natural gas swaps (MMBtu):
2024	26,420	$3.91			25,038
2025	55,205	$3.97			32,584
2026	41,745	$3.98			13,090
Natural gas collars (MMBtu):
2024	8,465	$3.66	-	$4.92	6,659
2025	74,009	$3.12	-	$5.74	17,812
2026	40,100	$3.02	-	$4.65	(1,967)
NGL swaps (Bbls):
2024	497	$25.92			726
2025	1,460	$23.88			492
Crude oil basis swaps (Bbls):
2024	2,501	$1.51			328
2025	10,946	$1.69			515
2026	2,006	$1.95			17
Natural gas basis swaps (MMBtu):
2024	31,151	$(0.31)			478
2025	104,167	$(0.27)			6,032
2026	76,600	$(0.44)			611
Calendar Month Average roll swaps (Bbls):
2024	2,622	$0.51			(520)
2025	6,570	$0.43			1,885
Total					$170,938

(1)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2025.
(2)     Represents outstanding crude oil collar options exercisable by the counterparty until December 2024.
(3)     Represents outstanding crude oil collar options exercisable by the counterparty until December 2025.

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association ("ISDA") master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts as of September 30, 2024 and December 31, 2023:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
September 30, 2024
Assets:
Derivative assets – current	$155,364	$(24,821)	$130,543
Derivative assets – noncurrent	71,560	(31,165)	40,395
Total assets	$226,924	$(55,986)	$170,938
Liabilities:
Derivative liabilities – current	$(24,821)	$24,821	$—
Derivative liabilities – noncurrent	(31,165)	31,165	—
Total liabilities	$(55,986)	$55,986	$—

December 31, 2023
Assets:
Derivative assets – current	$93,720	$(39,399)	$54,321
Derivative assets – noncurrent	22,686	(14,620)	8,066
Total assets	$116,406	$(54,019)	$62,387
Liabilities:
Derivative liabilities – current	$(81,450)	$39,399	$(42,051)
Derivative liabilities – noncurrent	(14,620)	14,620	—
Total liabilities	$(96,070)	$54,019	$(42,051)

See NOTE 5 – Fair Value Measurements for more information.

The amount of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations was as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(17,898)	$(61,281)	$(113,024)	$(125,793)
Realized gain (loss) on natural gas positions	22,995	6,311	69,901	(3,545)
Realized gain (loss) on NGL positions	112	—	112	18,563
Total realized gain (loss) on derivatives	5,209	(54,970)	(43,011)	(110,775)
Unrealized gain (loss) on commodity derivatives	91,672	(197,138)	38,422	42,564
Gain (loss) on derivatives	$96,881	$(252,108)	$(4,589)	$(68,211)
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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2024
Financial assets:
Derivative assets	$—	$226,924	$—	$226,924
Financial liabilities:
Derivative liabilities	$—	$(55,986)	$—	$(55,986)

December 31, 2023
Financial assets:
Derivative assets	$—	$116,406	$—	$116,406
Financial liabilities:
Derivative liabilities	$—	$(96,070)	$—	$(96,070)

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and acquired deferred acquisition consideration approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined herein) as of September 30, 2024 and December 31, 2023 was approximately $2.7 billion and $1.8 billion, respectively, based on quoted market prices.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$84,541	$125,010
Accrued lease and asset operating expense	103,578	58,847
Accrued capital expenditures	159,276	74,206
Accrued general and administrative expense	17,374	16,441
Accrued gathering, transportation and marketing expense	98,466	56,088
Accrued revenue and royalties payable	182,345	154,345
Accrued interest expense	62,676	45,546
Accrued severance taxes	37,380	58,100
Other	28,219	24,960
Total accounts payable and accrued liabilities	$773,855	$613,543
NOTE 7 – Debt

Senior Notes

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "June 2024 Offering"). In September 2024, we issued an additional $250.0 million, aggregate principal amount of 2033 Notes at 101.000% of par (the "September 2024 Offering," and together with the June 2024 Offering, the "2033 Notes Offerings"). The aggregate proceeds from the 2033 Notes Offerings were approximately $981.8 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs and (iii) repay a portion of the amounts outstanding under our Revolving Credit Facility. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

All issuances of the 2033 Notes are treated as a single series of securities under the indenture governing the 2033 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

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

2026 Notes

At December 31, 2023 we had $700.0 million outstanding aggregate principal amount of 7.250% senior notes due 2026 (the "2026 Notes") that were subject to the indenture dated May 6, 2021, as supplemented to the date hereof, between us and our trustee (the "2021 Indenture"). In March 2024, pursuant to a cash tender offer (the "Tender Offer") and redemption of any remaining 2026 Notes following the Tender Offer (the "Redemption"), we extinguished all of our 2026 Notes. After the Tender Offer and the Redemption, the 2021 Indenture was satisfied and discharged on March 26, 2024, and we have no further obligations under the 2021 Indenture at March 31, 2024. We repurchased all of the 2026 Notes at a blended price of 101.857% of par and thus incurred a Loss on the extinguishment of debt of $22.6 million, including the write-off of any remaining deferred financing costs.

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

At September 30, 2024, we had $572.3 million of borrowings and $21.5 million in letters of credit outstanding under the Revolving Credit Facility.

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

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at September 30, 2024 is 0.375% per year and fees incurred are included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of September 30, 2024 and December 31, 2023 was 7.21% and 9.75%, respectively.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At September 30, 2024 and December 31, 2023, we had letters of credit outstanding of $21.5 million and $14.4 million, respectively, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of September 30, 2024 and December 31, 2023:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
September 30, 2024
Revolving Credit Facility	$572,300	$21,486	$2,600,000	4/10/2029
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	700,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
Less: Unamortized discount, premium and issuance costs	(47,127)
Total long-term debt	$3,225,173

December 31, 2023
Revolving Credit Facility	$23,500	$14,408	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
Less: Unamortized discount, premium and issuance costs	(29,125)
Total long-term debt	$1,694,375

NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the nine months ended September 30, 2024:

As of September 30, 2024
(in thousands)
Balance at beginning of period	$445,060
Additions (1)	27,585
Retirements	(12,519)
Sale	(18,464)
Accretion expense	23,182
Balance at end of period	464,844
Less: current portion	(23,006)
Balance at end of period, noncurrent portion	$441,838

(1)     For the nine months ended September 30, 2024, our ARO additions primarily related to properties acquired in the SilverBow Merger. See NOTE 3 – Acquisitions and Divestitures for additional information.
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local laws and regulations and do not have any material liabilities recorded at September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity-based compensation expense (income):	(in thousands)
Liability-classified profits interest awards	$1,699	$2,465	$2,731	$(14)
Equity-classified profits interest awards	(8,744)	5,839	(8,521)	9,510
Equity-classified LTIP RSU awards	929	405	2,070	1,196
Equity-classified LTIP PSU awards	160	—	478	—
Equity-classified Manager PSUs	84,631	20,783	132,382	53,956
SilverBow Merger awards	9,908	—	9,908	—
Total equity-based compensation expense (income)	$88,583	$29,492	$139,048	$64,648

Equity-classified LTIP RSU Awards

During the nine months ended September 30, 2024, we granted 116 thousand equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $11.68 per LTIP RSU, and the LTIP RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on our condensed consolidated balance sheets. In addition, during the three and nine months ended September 30, 2024 we had 116 thousand shares vest related to outstanding LTIP RSU awards.

Equity-classified Manager PSUs

During the three and nine months ended September 30, 2024, in conjunction with the 2024 Equity Transactions and the closing of the SilverBow Merger, the number of shares of our Class A Common Stock increased by 50.9 million and 70.8 million shares, respectively. As a result, the number of equity-classified PSU target shares of Class A Common Stock related to the Crescent Energy Company 2021 Manager Incentive Plan increased by approximately 5.1 million and 7.1 million shares for the three and nine months ended September 30, 2024. We accounted for this increase as a change in estimate and recognized additional expense of $64.4 million and $85.5 million for the three and nine months ended September 30, 2024. See NOTE 3 – Acquisitions and Divestitures for more information.

SilverBow Merger Awards

On July 30, 2024, in accordance with the Agreement and Plan of Merger, certain of the outstanding SilverBow Equity Awards were modified to be accelerated to vest immediately and certain of the outstanding SilverBow Equity Awards were modified to vest at the maximum level of performance. Accordingly, we recognized a portion of this settlement as consideration transferred in the SilverBow Merger and the remaining settlement was recognized as a one-time charge to equity based compensation expense within General and administrative expense on the combined and consolidated statements of operations during the three and nine months ended September 30, 2024. See NOTE 3 – Acquisitions and Divestitures for more information.

NOTE 11 – Related Party Transactions

KKR Group

Management Agreement

Crescent Energy Company has a management agreement (the "Management Agreement") with KKR Energy Assets Manager LLC (the "Manager"). Pursuant to the Management Agreement, the Manager provides the Company with its senior executive management team and certain management services. The Management Agreement has an initial term of three years that began in 2021 and shall renew automatically at the end of the initial term for an additional three-year period unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is currently entitled to receive compensation from the Company equal to $45.9 million per annum ( the "Manager Compensation") (calculated based on the Company's pro rata relative ownership of OpCo multiplied by $64.5 million (the "Base Input")), which is included in General and administrative expenses on our consolidated statements of operations. As the Company's business and assets expand, the Base Input will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of primary equity securities by the Company (including in connection with acquisitions) and increased by $9.0 million during the three months ended September 30, 2024 in conjunction with the closing of the SilverBow Merger. However, the Base Input will not increase from the issuance of the Company's shares upon the redemption or exchange of OpCo Units. See NOTE 3 – Acquisitions and Divestitures for more information.

The Company expects its ownership of OpCo will increase over time through the redemption of OpCo Units for shares of Class A Common Stock or the issuance of additional shares of Class A Common Stock. As this occurs, the Manager Compensation pursuant to the formula defined in the Management Agreement, which is reflected in our consolidated statements of operations, will increase. In order to pay the Manager Compensation, the Company must first receive a cash distribution from OpCo, and any such cash distribution necessitates a concurrent pro rata cash distribution to the holders of redeemable noncontrolling interests. This cash distribution to the holders of redeemable noncontrolling interests does not represent additional Manager Compensation; rather, it represents an ordinary cash distribution to the holders of redeemable noncontrolling interests. In certain instances in our financial statements and other disclosures, we clarify the underlying event that requires us to make such distributions, not because the distributions to the holders of redeemable noncontrolling interests are made for such purpose (e.g. Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend, Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation and Cash contributions from (cash distributions to) redeemable noncontrolling interests initiated by income taxes).

During the three and nine months ended September 30, 2024, we recorded general and administrative expense of $11.5 million and $28.4 million, respectively, related to the Manager Compensation and concurrently made cash distributions of $5.6 million and $17.6 million, respectively, to our redeemable noncontrolling interests. At September 30, 2024 we reduced redeemable noncontrolling interest by $4.7 million for the OpCo distribution declaration to redeemable noncontrolling interests that will be paid during the fourth quarter of 2024. During the three and nine months ended September 30, 2023, we recorded general and administrative expense of $6.8 million and $16.8 million, respectively, related to the Manager Compensation and concurrently made cash distributions of $7.3 million and $26.2 million, respectively, to our redeemable noncontrolling interests. At September 30, 2024 and December 31, 2023, we had $16.1 million and $13.9 million, respectively, included within Accounts payable – affiliates on our consolidated balance sheets associated with the Crescent Energy Company's fee associated with the Manager Compensation and cash distributions to be paid to redeemable noncontrolling interests during the fourth quarter of 2024.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the of the outstanding Class A Common Stock at the time each tranche is settled. During the three and nine months ended September 30, 2024, we recorded general and administrative expense of $84.6 million and $132.4 million, respectively, related to Incentive Compensation. During the three and nine months ended September 30, 2023, we recorded general and administrative expense of $20.8 million and $54.0 million, respectively, related to Incentive Compensation. See NOTE 10 – Incentive Compensation Arrangements for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of September 30, 2024 and December 31, 2023, we had a related party receivable of $0.3 million and $0.1 million, respectively, included within Accounts receivable – affiliates and a related party payable of $0.5 million and $27.9 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We may engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings and equity offerings. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Amounts paid to KCM	$596	$3,658	$4,300	$4,758

Other Transactions

In March 2024, OpCo repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, for $22.7 million Refer to further discussion in NOTE 1 – Organization and Basis of Presentation. During the three and nine months ended September 30, 2024, we made cash distributions of $8.1 million and $24.4 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. During the three and nine months ended September 30, 2023, we made cash distributions of $10.9 million and $45.3 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy to pay dividends and income taxes. In addition, during the nine months ended September 30, 2024, we reimbursed KKR $1.4 million for costs incurred on our behalf. In 2023 we entered into an office sublease agreement with KKR in which we incurred costs for our allocable share of leasehold improvements under the office sublease. At December 31, 2023, we had $6.6 million of leasehold improvement costs included in Accounts payable - affiliates on the condensed consolidated balance sheet that was subsequently paid during the nine months ended September 30, 2024.
Board of Directors

In March 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. In addition, the lease provides for reimbursement of our costs up to $1.1 million for tenant improvement expenses. During the nine months ended September 30, 2024, we received $1.1 million reimbursement for our leasehold improvements. During the nine months ended September 30, 2024, we entered into an amendment to the original lease agreement for additional office space. Under the amended agreement our annual base rent is $0.4 million increasing to $0.5 million over the life of the agreement.

We may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to producing assets held by Chama, an Investment in equity affiliates on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, we funded $4.7 million to Chama associated with the plugging and abandonment costs.
NOTE 12 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends and shares of Class B Common Stock do not have rights to participate in dividends or undistributed earnings. However, shareholders of Class B Common Stock receive pro rata distributions from OpCo through their ownership of OpCo Units. We apply the two-class method for purposes of calculating earnings per share. The two-class method determines earnings per share of Common Stock and participating securities according to dividends or dividend equivalents declared during the period and each security's respective participation rights in undistributed earnings and losses. Net income (loss) per share - diluted excludes the effect of 2.5 million of PSUs and 0.3 million of RSUs for the three months ended September 30, 2024 that were not included in the computation of earnings per share because to do so would have been antidilutive to our net loss.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(5,579)	$(131,102)	$32,262	$181,983
Less: net (income) loss attributable to noncontrolling interests	765	(48)	(916)	(453)
Less: net (income) loss attributable to redeemable noncontrolling interests	(5,131)	78,280	(27,912)	(169,455)
Net income (loss) attributable to Crescent Energy - basic	(9,945)	(52,870)	3,434	12,075
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	—	—	18	27
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	—	—	128	306
Net income (loss) attributable to Crescent Energy - diluted	$(9,945)	$(52,870)	$3,580	$12,408
Denominator:
Weighted-average Class A common stock outstanding – basic	146,619,546	78,708,800	117,748,940	58,663,396
Add: dilutive effect of RSUs	—	—	241,265	39,016
Add: dilutive effect of PSUs	—	—	1,606,508	439,335
Weighted-average Class A common stock outstanding – diluted	146,619,546	78,708,800	119,596,713	59,141,747
Weighted-average Class B common stock outstanding – basic and diluted	65,948,124	91,048,124	72,053,963	109,244,079
Net income (loss) per share:
Class A common stock – basic	$(0.07)	$(0.67)	$0.03	$0.21
Class A common stock – diluted	$(0.07)	$(0.67)	$0.03	$0.21
Class B common stock – basic and diluted	$—	$—	$—	$—
NOTE 13 – Subsequent Events

Dividend

On November 4, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2024. The quarterly dividend is payable on December 2, 2024 to shareholders of record as of the close of business on November 18, 2024. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

Central Eagle Ford Bolt-On

In October 2024, we acquired from unaffiliated third parties certain interests in oil and gas properties, rights and related assets located in Atascosa, Frio, La Salle and McMullen Counties, Texas for aggregate consideration of approximately $168.0 million, subject to customary purchase price adjustments (the “October 2024 Acquisition”). We are currently evaluating the October 2024 Acquisition and have not completed the purchase accounting.

Divestitures

In October 2024, we sold non-core assets to unrelated third-party buyers for $20.5 million in aggregate cash proceeds, subject to customary purchase price adjustments.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report"), our Quarterly Report on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, as well as our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and nine months ended September 30, 2024 and 2023. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, the integration of operations following and actual results of the SilverBow Merger (as defined below), as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” "Crescent" and the “Company” or similar expressions refer to Crescent Energy Company and its subsidiaries.

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

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas' attack against Israel and the ensuing conflict and escalation of tensions in the Middle East (including with Lebanon and Yemen), supply chain constraints, elevated interest rates and costs of capital and political and regulatory uncertainties surrounding the U.S. presidential election. Furthermore, the United States has recently experienced, and may continue to experience, a significant inflationary environment, which began in 2022 that, along with international geopolitical risks, has contributed to concerns of a potential recession in 2024 that has created further volatility. In September 2024, OPEC announced an extension of its production cuts of approximately 2.2 million barrels per day through December 1, 2024. The actions of OPEC with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

As of September 30, 2024, the carrying value of certain of our conventional assets in Wyoming in proved oil and natural gas properties was $203.0 million. At the current forward commodity price curve, these assets have limited cushion between their carrying value and estimated undiscounted cash flows. A further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022 and into 2023 and has remained relatively stable through 2024. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates in 2022, continuing through 2023. The U.S. Federal Reserve made cuts to benchmark interest rates in September 2024 and it is currently anticipated that it will make additional cuts; however, there is no guarantee that such additional cuts will occur. Although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Risks related to the oil and natural gas industry—Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise" in our Annual Report.

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

Capital market transactions

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "June 2024 Offering"). In September 2024, we issued an additional $250.0 million, aggregate principal amount of 2033 Notes at 101.000% of par (the "September 2024 Offering," and together with the June 2024 Offering, the "2033 Notes Offerings"). The aggregate proceeds from the 2033 Notes Offerings were approximately $981.8 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs and (iii) repay a portion of the amounts outstanding under our Revolving Credit Facility. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

All issuances of the 2033 Notes are treated as a single series of securities under the indenture governing the 2033 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

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

As a result of the April 2024 Class A Conversion and the March 2024 Equity Transactions (the "2024 Equity Transactions"), the total number of shares of our Class A Common Stock increased by 19.8 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares. Redeemable noncontrolling interests decreased by $470.7 million while APIC increased by $448.0 million as a result of the 2024 Equity Transactions.

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

Acquisitions and divestitures

Acquisitions

SilverBow Merger

On July 30, 2024, Crescent Energy Company completed the SilverBow Merger, pursuant to which Crescent Energy Company acquired SilverBow. Immediately following the SilverBow Merger, Crescent Energy Company completed a series of internal transactions following which the assets of SilverBow and its subsidiary became held by subsidiaries of Crescent Energy Finance, LLC. In connection with the SilverBow Merger, Crescent issued 51.6 million shares of Class A Common Stock and paid $382.4 million in cash to former SilverBow shareholders, including amounts payable in respect of outstanding SilverBow equity awards. As of the closing date of the SilverBow Merger, former SilverBow shareholders own approximately 22% of the combined company on a fully diluted basis. In connection with the closing of the SilverBow Merger, we repaid all of SilverBow’s outstanding indebtedness.

Other Acquisitions

In October 2024, we acquired from unaffiliated third parties certain interests in oil and gas properties, rights and related assets located in Atascosa, Frio, La Salle and McMullen Counties, Texas for aggregate consideration of approximately $168.0 million, subject to customary purchase price adjustments (the “October 2024 Acquisition”). We are currently evaluating the October 2024 Acquisition and have not completed the purchase accounting.

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

Divestitures

During the three and nine months ended September 30, 2024, we sold non-core assets to unrelated third-party buyers for $29.7 million in aggregate cash proceeds and recorded a gain on the sale of assets of approximately $19.4 million. In October 2024, we sold additional non-core assets to unrelated third-party buyers for $20.5 million in aggregate cash proceeds, subject to customary purchase price adjustments.

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

Management Agreement

Crescent Energy Company has a management agreement (the "Management Agreement") with KKR Energy Assets Manager LLC (the "Manager"). Pursuant to the Management Agreement, the Manager provides the Company with its senior executive management team and certain management services. The Management Agreement has an initial term of three years that began in 2021 and shall renew automatically at the end of the initial term for an additional three-year period unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is currently entitled to receive compensation from the Company equal to $45.9 million per annum (the "Manager Compensation") (calculated based on the Company's pro rata relative ownership of OpCo multiplied by $64.5 million (the "Base Input")), which is included in General and administrative expenses on our consolidated statements of operations. As the Company's business and assets expand, the Base Input will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of primary equity securities by the Company (including in connection with acquisitions) and increased by $9.0 million during the three months ended September 30, 2024 in conjunction with the closing of the SilverBow Merger. However, the Base Input will not increase from the issuance of the Company's shares upon the redemption or exchange of OpCo Units.

The Company expects its ownership of OpCo will increase over time through the redemption of OpCo Units for shares of Class A Common Stock or the issuance of additional shares of Class A Common Stock. As this occurs, the Manager Compensation pursuant to the formula defined in the Management Agreement, which is reflected in our consolidated statements of operations, will increase. In order to pay the Manager Compensation, the Company must first receive a cash distribution from OpCo, and any such cash distribution necessitates a concurrent pro rata cash distribution to the holders of redeemable noncontrolling interests. This cash distribution to the holders of redeemable noncontrolling interests does not represent additional Manager Compensation; rather, it represents an ordinary cash distribution to the holders of redeemable noncontrolling interests. In certain instances in our financial statements and other disclosures, we clarify the underlying event that requires us to make such distributions, not because the distributions to the holders of redeemable noncontrolling interests are made for such purpose (e.g. Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend, Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation and Cash contributions from (cash distributions to) redeemable noncontrolling interests initiated by income taxes).

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the of the outstanding Class A Common Stock at the time each tranche is settled. Accordingly, as our Class A Common Stock share count increases, the number of equity-classified Manager PSU target Class A Shares granted under the Crescent Energy Company 2021 Manager Incentive Plan increases.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil	77%	80%	78%	75%
Natural gas	11%	11%	11%	17%
NGLs	12%	9%	11%	8%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 5% or less of our total revenues for the three and nine months ended September 30, 2024 and 2023.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil (MBbls)	7,927	6,667	20,932	17,797
Natural gas (MMcf)	50,935	33,009	121,502	95,085
NGLs (MBbls)	3,708	2,271	9,001	5,730
Total (MBoe)	20,124	14,440	50,183	39,375
Daily average (MBoe/d)	219	157	183	144

Total sales volume increased 5,684 MBoe and increased 10,808 MBoe during the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 are primarily due to our Western Eagle Ford Acquisitions and the SilverBow Merger.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, the Israel-Hamas conflict and the broader conflict in the Middle East, actions taken by OPEC, sustained elevated inflation and increased U.S. drilling activity. Uncertainty persists regarding OPEC’s actions, increased U.S. drilling, inflation and the armed conflicts in Ukraine and the Middle East. Additionally, market concern regarding the health of the global banking sector and any resultant recessionary effects contributed, among other factors, to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil	76%	64%	67%	62%
Natural gas	55%	54%	47%	55%
NGLs	9%	—%	4%	24%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil (Bbl):
Average NYMEX	$75.10	$82.26	$77.54	$77.39
Realized price (excluding derivative settlements)	69.19	75.70	72.71	71.37
Realized price (including derivative settlements) (1)	66.93	66.50	67.31	64.31
Natural Gas (Mcf):
Average NYMEX	$2.16	$2.55	$2.10	$2.69
Realized price (excluding derivative settlements)	1.55	2.18	1.73	3.01
Realized price (including derivative settlements) (1)	2.00	2.38	2.30	2.97
NGLs (Bbl):
Realized price (excluding derivative settlements)	$23.53	$24.10	$24.56	$22.88
Realized price (including derivative settlements) (1)	23.56	24.10	24.58	26.12

(1)     The realized price presented above does not include $26.3 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and nine months ended September 30, 2024 and does not include $14.0 million and $49.0 million paid for the settlement of acquired oil derivative contracts for the three and nine months ended September 30, 2023, respectively.

Results of operations:

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues (in thousands):
Oil	$548,430	$504,660	$43,770	9%
Natural gas	78,790	72,097	6,693	9%
Natural gas liquids	87,253	54,724	32,529	59%
Midstream and other	30,401	10,917	19,484	178%
Total revenues	$744,874	$642,398	$102,476	16%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$69.19	$75.70	$(6.51)	(9)%
Natural gas ($/Mcf)	1.55	2.18	(0.63)	(29)%
NGLs ($/Bbl)	23.53	24.10	(0.57)	(2)%
Total ($/Boe)	35.50	43.73	(8.23)	(19)%
Net sales volumes:
Oil (MBbls)	7,927	6,667	1,260	19%
Natural gas (MMcf)	50,935	33,009	17,926	54%
NGLs (MBbls)	3,708	2,271	1,437	63%
Total (MBoe)	20,124	14,440	5,684	39%
Average daily net sales volumes:
Oil (MBbls/d)	86	72	14	19%
Natural gas (MMcf/d)	554	359	195	54%
NGLs (MBbls/d)	40	25	15	60%
Total (MBoe/d)	219	157	62	39%

Oil revenue. Oil revenue increased $43.8 million, or 9%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was driven by a $95.4 million increase from higher sales volume (14 MBbls/d, or 19%), partially offset by lower realized oil prices that resulted in a decrease of $51.6 million (a decrease of 9% per Bbl). The increase in sales volumes was primarily driven by our Western Eagle Ford Acquisitions and the SilverBow Merger.

Natural gas revenue. Natural gas revenue increased $6.7 million, or 9%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was driven by a $39.0 million increase from higher sales volume (195 MMcf/d, or 54%), partially offset by lower natural gas prices that resulted in a decrease of $32.3 million (a decrease of 29% per Mcf). The increase in sales volumes was primarily due to our Western Eagle Ford Acquisitions and the SilverBow Merger, while the decrease in realized natural gas prices was due to lower index prices and realizations.

NGL revenue. NGL revenue increased $32.5 million, or 59%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was driven primarily by a $34.6 million increase from higher sales volume (15 MBbls/d, or 60%), partially offset by lower realized NGL prices that resulted in a decrease of $2.1 million (a decrease of 2% per Bbl). The increase in sales volumes was primarily driven by our Western Eagle Ford Acquisitions and the SilverBow Merger.

Midstream and other revenue. Midstream and other revenue increased $19.5 million, or 178%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven primarily by higher oil blending revenues in 2024.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Expenses (in thousands):
Operating expense	$326,544	$270,541	$56,003	21%
Depreciation, depletion and amortization	251,498	186,492	65,006	35%
General and administrative expense	159,677	43,831	115,846	264%
Other operating costs	14,577	—	14,577	NM*
Total expenses	$752,296	$500,864	$251,432	50%
Selected expenses per Boe:
Operating expense	$16.23	$18.74	$(2.51)	(13)%
Depreciation, depletion and amortization	12.50	12.91	(0.41)	(3)%

* NM = Not meaningful.

Operating expense. Operating expense increased $56.0 million, or 21%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven primarily by the following factors:

(i)Lease and asset operating expense increased $5.4 million, or 4%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and decreased $2.62 per Boe, or 26%, to $7.62 per Boe. This $5.4 million increase was driven primarily by higher production from our Western Eagle Ford Acquisitions and the SilverBow Merger, which was more than offset on a per Boe basis with these additional volumes and cost reduction measures on our other assets.
(ii)Gathering, transportation and marketing expense increased $27.7 million, or 45%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased $0.17 per Boe, or 4%, to $4.44 per Boe. The increase was driven primarily by our Western Eagle Ford Acquisitions and the SilverBow Merger.
(iii)Production and other taxes increased $6.7 million, or 18%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and decreased $0.38 per Boe, or 15%, to $2.15 per Boe. This net increase was driven primarily by higher oil and gas revenues, which increased the tax base on which our production and other taxes are calculated.
(iv)Workover expense decreased $0.8 million, or 5%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and decreased $0.36 per Boe, or 32%, to $0.76 per Boe. This decrease was driven by a reduction in discretionary activity related to lower commodity prices.
(v)Midstream and other operating expense increased $17.0 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increased crude oil blending expense. The additional crude oil blending expense is more than offset by additional oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the three months ended September 30, 2024, depreciation, depletion and amortization increased $65.0 million, or 35%, compared to the three months ended September 30, 2023, driven primarily by increased production from our Western Eagle Ford Acquisitions and the SilverBow Merger.

General and administrative expense. General and administrative expense ("G&A") increased $115.8 million, or 264%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by (i) an increase in equity-based compensation expense of $59.1 million (2024 and 2023 include an additional catch up expense of $64.4 million and $9.7 million due to changes in estimates), (ii) $52.2 million higher transaction and nonrecurring expenses driven by the SilverBow Merger and (iii) higher recurring G&A, primarily driven by higher Manager Compensation expense.

The increase in the Manager Compensation expense is due to an increase in public ownership of Class A Common Stock and a corresponding increase in ownership of OpCo as a result of (i) our equity issuances that increased Class A Common Stock outstanding (and increased our ownership of OpCo), which increased the Base Input under the Management Agreement, and (ii) share redemptions for our Class A Common Stock, which does not increase the Base Input, but does increase the Manager Compensation due to our increased ownership of OpCo. The Class A Common Stock shares issued also increased our equity-based compensation expense related to Manager Incentive Compensation.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$18,011	$13,505	$4,506	33%
Transaction and nonrecurring expenses	53,083	834	52,249	6265%
Equity-based compensation	88,583	29,492	59,091	200%
Total general and administrative expense	$159,677	$43,831	$115,846	264%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.90	$0.94	$(0.04)	(4)%
Transaction and nonrecurring expenses	2.64	0.06	2.58	4300%
Equity-based compensation	4.40	2.04	2.36	116%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs increased by $14.6 million, compared to the three months ended September 30, 2023, primarily driven by $14.6 million higher exploration expense recognized during the three months ended September 30, 2024.

Interest expense

In the three months ended September 30, 2024, we incurred interest expense of $61.8 million, as compared to $42.2 million in the three months ended September 30, 2023, a 47% increase. This increase was driven primarily by higher average debt balances driven by the Western Eagle Ford Acquisitions and the SilverBow Merger.

Loss on extinguishment of debt

During the three months ended September 30, 2024, we incurred a loss on the extinguishment of debt related to the make whole provision and premium related to the repayment of SilverBow’s Second Lien Notes due 2028 of $36.5 million.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues. Our gain on commodity derivatives during the three months ended September 30, 2024 increased by $349.0 million, or 138%, from a comparable loss during the three months ended September 30, 2023 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended September 30, 2024 and September 30, 2023, we recognized income tax benefit of $1.6 million and $20.6 million, respectively, for an effective tax rate of 22.7% and 13.6%, respectively. Our effective tax rate is typically lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. Our effective tax rate for the three months ended September 30, 2024 was driven higher as a result of deductible costs associated with the SilverBow Merger.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$(5,579)	$(131,102)	$125,523	(96)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	61,840	42,200
Loss from extinguishment of debt	36,513	—
Income tax expense (benefit)	(1,640)	(20,639)
Depreciation, depletion and amortization	251,498	186,492
Exploration expense	14,565	—
Non-cash (gain) loss on derivatives	(91,672)	197,138
Equity-based compensation expense	88,583	29,492
(Gain) loss on sale of assets	12	—
Other (income) expense	(1,631)	(917)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,656)	(7,030)
Transaction and nonrecurring expenses (2)	56,311	7,989
Settlement of acquired derivative contracts	26,291	(13,999)
Adjusted EBITDAX (non-GAAP)	$430,435	$289,624	$140,811	49%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(57,854)	(35,373)
Current income tax benefit (expense)	(3,466)	470
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(211)	(20)
Development of oil and natural gas properties	(211,215)	(94,431)
Levered Free Cash Flow (non-GAAP)	$157,689	$160,270	$(2,581)	(2%)

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.
(2)Transaction and nonrecurring expenses of $56.3 million for the three months ended September 30, 2024 were primarily related to our SilverBow Merger costs, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $8.0 million for the three months ended September 30, 2023 were primarily related to our Western Eagle Ford Acquisitions and system integration expenses.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$367,956	$189,344	$178,612	94%
Changes in operating assets and liabilities	(85,021)	51,870
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,656)	(7,030)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(211)	(20)
Transaction and nonrecurring expenses (2)	56,311	7,989
Other adjustments and operating activities	34,525	12,548
Development of oil and natural gas properties	(211,215)	(94,431)
Levered Free Cash Flow (non-GAAP)	$157,689	$160,270	$(2,581)	(2)%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.
(2)Transaction and nonrecurring expenses of $56.3 million for the three months ended September 30, 2024 were primarily related to our SilverBow Merger costs, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $8.0 million for the three months ended September 30, 2023 were primarily related to our Western Eagle Ford Acquisitions and system integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $140.8 million, or 49%, in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by additional production generated by our Western Eagle Ford Acquisitions and the SilverBow Merger.

Levered Free Cash Flow (non-GAAP) decreased by $2.6 million, or 2%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by $116.8 million of increased capital expenditures and additional interest expense, partially offset by our increased Adjusted EBITDAX.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues (in thousands):
Oil	$1,521,946	$1,270,244	$251,702	20%
Natural gas	210,008	286,172	(76,164)	(27)%
Natural gas liquids	221,103	131,098	90,005	69%
Midstream and other	102,573	37,360	65,213	175%
Total revenues	$2,055,630	$1,724,874	$330,756	19%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$72.71	$71.37	$1.34	2%
Natural gas ($/Mcf)	1.73	3.01	(1.28)	(43)%
NGLs ($/Bbl)	24.56	22.88	1.68	7%
Total ($/Boe)	38.92	42.86	(3.94)	(9)%
Net sales volumes:
Oil (MBbls)	20,932	17,797	3,135	18%
Natural gas (MMcf)	121,502	95,085	26,417	28%
NGLs (MBbls)	9,001	5,730	3,271	57%
Total (MBoe)	50,183	39,375	10,808	27%
Average daily net sales volumes:
Oil (MBbls/d)	76	65	11	17%
Natural gas (MMcf/d)	443	348	95	27%
NGLs (MBbls/d)	33	21	12	57%
Total (MBoe/d)	183	144	39	27%

Oil revenue. Oil revenue increased $251.7 million, or 20%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This was driven by a $223.7 million increase from higher sales volume (11 MBbls/d or 17%) and higher realized oil prices that resulted in an increase of $28.0 million (an increase of 2% per Bbl). The increase in sales volumes is primarily driven by our Western Eagle Ford Acquisitions and the SilverBow Merger.

Natural gas revenue. Natural gas revenue decreased $76.2 million, or 27%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This was driven by lower natural gas prices that resulted in a decrease of $155.6 million (a decrease of 43% per Mcf), partially offset by a $79.4 million increase from higher sales volume (95 MMcf/d, or 27%). The increase in sales volumes was primarily due to our Western Eagle Ford Acquisitions and the SilverBow Merger.
NGL revenue. NGL revenue increased $90.0 million, or 69%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This was driven primarily by a $74.8 million increase from higher sales volume (12 MBbls/d, or 57%) and higher realized NGL prices that resulted in an increase of $15.1 million (an increase of 7% per Bbl). The increase in our NGL volumes was primarily driven by our Western Eagle Ford Acquisitions and the SilverBow Merger.

Midstream and other revenue. Midstream and other revenue increased $65.2 million, or 175%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven primarily by higher oil blending revenue in 2024.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Expenses (in thousands):
Operating expense	$924,351	$768,080	$156,271	20%
Depreciation, depletion and amortization	640,444	492,879	147,565	30%
General and administrative expense	249,532	106,235	143,297	135%
Other operating costs	(4,679)	1,541	(6,220)	NM*
Total expenses	$1,809,648	$1,368,735	$440,913	32%
Selected expenses per Boe:
Operating expense	$18.42	$19.51	$(1.09)	(6)%
Depreciation, depletion and amortization	12.76	12.52	0.24	2%

* NM = Not meaningful.

Operating expense. Operating expense increased $156.3 million, or 20%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven primarily by the following factors:

(i)Lease and asset operating expense increased $34.7 million, or 8%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and decreased $1.66 per Boe, or 15%, to $9.26 per Boe. This $34.7 million increase was driven primarily by higher production from our Western Eagle Ford Acquisitions and the SilverBow Merger, which was more than offset on a per Boe basis with these additional volumes and cost reduction measures on our other assets.
(ii)Gathering, transportation and marketing expense increased $64.2 million, or 40%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and increased $0.40 per Boe, or 10%, to $4.48 per Boe. This increase was driven primarily by our Western Eagle Ford Acquisitions and the SilverBow Merger.
(iii)Production and other taxes decreased $9.5 million, or 8%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 and decreased $0.82 per Boe, or 28%, to $2.13 per Boe. This decrease was driven primarily by lower tax rates and increased gathering, transportation and marketing expense, which decreased the tax base on which a portion of our production and other taxes are calculated.
(iv)Workover expense decreased $2.2 million, or 5%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and decreased $0.30 per Boe, or 25%, to $0.90 per Boe. This decrease was primarily caused by lower commodity prices and a related reduction in discretionary activity.
(v)Midstream and other operating expense increased $69.0 million, or 500%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to increased crude oil blending expense. The additional crude oil blending expense is more than offset by additional oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the nine months ended September 30, 2024, depreciation, depletion and amortization increased $147.6 million, or 30%, compared to the nine months ended September 30, 2023, driven primarily by our Western Eagle Ford Acquisitions and the SilverBow Merger.

General and administrative expense. General and administrative expense ("G&A") increased $143.3 million, or 135%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by (i) an increase in equity-based compensation expense of $74.4 million (2024 and 2023 include additional catch up expense of $85.5 million and $27.7 million due to changes in estimates), (ii) $58.2 million higher transaction and nonrecurring related expenses driven by the SilverBow Merger and (iii) higher recurring G&A, primarily driven by higher Manager Compensation expense. The increase in the Manager Compensation expense is due to an increase in public ownership of Class A Common Stock and a corresponding increase in ownership of OpCo as a result of (i) our equity issuances that increased Class A Common Stock outstanding (and increased our ownership of OpCo), which increased the Base Input under the Management Agreement, and

(ii) share redemptions for our Class A Common Stock, which does not increase the Base Input, but does increase the Manager Compensation due to our increased ownership of OpCo.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$47,269	$36,526	$10,743	29%
Transaction and nonrecurring expenses	63,215	5,061	58,154	1149%
Equity-based compensation	139,048	64,648	74,400	115%
Total general and administrative expense	$249,532	$106,235	$143,297	135%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.94	$0.93	$0.01	1%
Transaction and nonrecurring expenses	1.26	0.13	1.13	869%
Equity-based compensation	2.77	1.64	1.13	69%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $6.2 million, compared to the nine months ended September 30, 2023, primarily driven by a $19.4 million higher gain on sale of assets recognized during the nine months ended September 30, 2024, partially offset by $13.2 million in higher exploration expenses.

Interest expense

In the nine months ended September 30, 2024, we incurred interest expense of $146.9 million, as compared to $102.6 million in the nine months ended September 30, 2023, a 43% increase. This increase was driven primarily by higher average debt balances driven by our Western Eagle Ford Acquisitions and the SilverBow Merger.

Loss on extinguishment of debt

During the nine months ended September 30, 2024, we incurred a loss on the extinguishment of debt of $59.1 million composed of (i) $22.6 million related our 2026 Notes, of which $14.8 million is associated with the premium and interest paid for the Tender Offer and Redemption and $7.8 million is related to the write-off of related outstanding deferred finance costs and (ii) $36.5 million related to the make whole provision and premium associated with the repayment of SilverBow’s Second Lien Notes.

Gain (loss) on derivatives

We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues. Our loss on commodity derivatives during the nine months ended September 30, 2024 decreased $63.6 million, or 93%, from a loss of $68.2 million during the nine months ended September 30, 2023 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense)

We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the nine months ended September 30, 2024 and September 30, 2023, we recognized income tax expense of $5.7 million and $4.9 million, respectively, for an effective tax rate of 15.0% and 2.6%, respectively. Our effective tax rate is typically lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests.

Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP)

Adjusted EBITDAX and Levered Free Cash Flow are supplemental non-GAAP financial measures used by our management to assess our operating results and liquidity. See “—Non-GAAP Financial Measures” below for their definitions and application.

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively calculated in accordance with GAAP:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$32,262	$181,983	$(149,721)	(82)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	146,885	102,648
Loss from extinguishment of debt	59,095	—
Income tax expense (benefit)	5,678	4,899
Depreciation, depletion and amortization	640,444	492,879
Exploration expense	14,758	1,541
Non-cash (gain) loss on derivatives	(38,422)	(42,564)
Equity-based compensation expense	139,048	64,648
(Gain) loss on sale of assets	(19,437)	—
Other (income) expense	(2,405)	(1,206)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(15,438)	(23,765)
Transaction and nonrecurring expenses (2)	74,773	14,188
Settlement of acquired derivative contracts	26,291	(48,977)
Adjusted EBITDAX (non-GAAP)	$1,063,532	$746,274	$317,258	43%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(137,104)	(93,473)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(14,817)	—
Current income tax benefit (expense)	(15,907)	(911)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(340)	108
Development of oil and natural gas properties	(524,618)	(444,245)
Levered Free Cash Flow (non-GAAP)	$370,746	$207,753	$162,993	78%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.
(2)Transaction and nonrecurring expenses of $74.8 million for the nine months ended September 30, 2024 were primarily related to the SilverBow Merger, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $14.2 million for the nine months ended September 30, 2023 were primarily related to our Western Eagle Ford Acquisitions and system integration expenses.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$838,652	$612,900	$225,752	37%
Changes in operating assets and liabilities	(34,721)	30,900
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(15,438)	(23,765)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(340)	108
Transaction and nonrecurring expenses (2)	74,773	14,188
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(14,817)	—
Other adjustments and operating activities	47,255	17,667
Development of oil and natural gas properties	(524,618)	(444,245)
Levered Free Cash Flow (non-GAAP)	$370,746	$207,753	$162,993	78%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.
(2)Transaction and nonrecurring expenses of $74.8 million for the nine months ended September 30, 2024 were primarily related to the SilverBow Merger, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $14.2 million for the nine months ended September 30, 2023 were primarily related to our Western Eagle Ford Acquisitions and system integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $317.3 million, or 43%, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by higher realized oil price and additional production generated by our Western Eagle Ford Acquisitions and the SilverBow Merger.

Levered Free Cash Flow (non-GAAP) increased by $163.0 million, or 78%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by our increased Adjusted EBITDAX, partially offset by $80.4 million of increased capital expenditures and additional interest expense.

Liquidity and capital resources

Our primary sources of liquidity are cash flow from operations, borrowings under a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the “Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto and, as appropriate and subject to market conditions, opportunistic capital market offerings. Our primary expected uses of capital are for dividends to shareholders, debt repayment, development of our existing assets and acquisitions.

Our development program is designed to prioritize the generation of meaningful free cash flow and attractive risk-adjusted returns and is inherently flexible, with the ability to scale our capital program as necessary to react to the existing market environment and ongoing asset performance. See “—Development program and capital budget” above for additional discussion of our capital program.

We plan to continue our practice of entering into economic hedging arrangements to reduce the impact of the near-term volatility of commodity prices and the resulting impact on our cash flow from operations. A key tenet of our focused risk management efforts is an active economic hedge strategy to mitigate near-term price volatility while maintaining long-term exposure to underlying commodity prices. Our commodity derivative program focuses on entering into forward commodity contracts when investment decisions regarding reinvestment in existing assets or new acquisitions are finalized, targeting economic hedges for a portion of expected production as well as adding incremental derivatives to our production base over time. Our active derivative program allows us to reserve capital, and protect margins and corporate returns through commodity cycles.

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$136,151	$2,974
Long-term debt	3,225,173	1,694,375

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$838,652	$612,900
Net cash used in investing activities	(834,376)	(1,066,238)
Net cash (used in) provided by financing activities	165,065	705,368

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2024 increased by $225.8 million, or 37%, compared to the nine months ended September 30, 2023 primarily due to higher net income after adjusting for non-cash items and working capital changes.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2024 decreased by $231.9 million, or a 22%, compared to the nine months ended September 30, 2023, primarily due to a reduction in our acquisitions of oil and natural gas properties in 2024 of $234.9 million primarily due to the cash consideration for our Western Eagle Ford Acquisitions in 2023.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2024 was $165.1 million, primarily a result of net cash received in our debt transactions, partially offset by the repurchase of OpCo Units, our redeemable noncontrolling interests distributions and our Class A Common Stock dividend. Net cash provided by financing activities for the nine months ended September 30, 2023 was $705.4 million, driven by net cash received in our debt transactions and our Equity Issuance, partially offset by our redeemable noncontrolling interests distributions and our Class A Common Stock dividend.

Debt agreements

Senior Notes

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "June 2024 Offering"). In September 2024, we issued an additional $250.0 million, aggregate principal amount of 2033 Notes at 101.000% of par (the "September 2024 Offering," and together with the June 2024 Offering, the "2033 Notes Offerings"). The aggregate proceeds from the 2033 Notes Offerings were approximately $981.8 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs and (iii) repay a portion of the amounts outstanding under our Revolving Credit Facility. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

All issuances of the 2033 Notes are treated as a single series of securities under the indenture governing the 2033 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

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

2026 Notes

At December 31, 2023 we had $700.0 million outstanding aggregate principal amount of 7.250% senior notes due 2026 (the "2026 Notes") that were subject to the indenture dated May 6, 2021, as supplemented to the date hereof, between us and our trustee (the "2021 Indenture"). In March 2024, pursuant to a cash tender offer (the "Tender Offer") and redemption of any remaining 2026 Notes following the Tender Offer (the "Redemption"), we extinguished all of our 2026 Notes. After the Tender Offer and the Redemption, the 2021 Indenture was satisfied and discharged on March 26, 2024, and we have no further obligations under the 2021 Indenture at March 31, 2024. We repurchased all of the 2026 Notes at a blended price of 101.857% of par and thus incurred a Loss on the extinguishment of debt of $22.6 million, including the write-off of any remaining deferred financing costs.

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

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Energy Finance LLC entered into the Revolving Credit Facility. The Revolving Credit Facility matures on April 10, 2029. At September 30, 2024, we had $572.3 million of outstanding borrowings under the Revolving Credit Facility and $21.5 million in outstanding letters of credit. Our elected commitment amount was approximately $2.0 billion.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR"), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at September 30, 2024 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding as of September 30, 2024 and December 31, 2023 was 7.21% and 9.75%, respectively.

The borrowing base under the Revolving Credit Facility was $2.6 billion and $2.0 billion as of September 30, 2024 and December 31, 2023.The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At September 30, 2024, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

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

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Total development of oil and natural gas properties	$524,618	$444,245
Change in accruals or other non-cash adjustments	(57,073)	27,030
Cash used in development of oil and natural gas properties	467,545	471,275
Cash used in acquisition of oil and natural gas properties	387,775	622,698
Non-cash acquisition of oil and natural gas properties	611,423	—
Total expenditures on acquisition and development of oil and natural gas properties	$1,466,743	$1,093,973

Our cash used in development of oil and natural gas properties was slightly lower during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is related to the timing of our operations and related invoices. We used cash of $387.8 million in the nine months ended September 30, 2024 for the acquisition of oil and natural gas properties, as compared to $622.7 million in 2023, primarily related to the SilverBow Merger in 2024 and our Western Eagle Ford Acquisitions in 2023 (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures in Part I, Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of September 30, 2024, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends of $0.36 per share of our Class A Common Stock to shareholders during the nine months ended September 30, 2024.

On November 4, 2024, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2024. The quarterly dividend is payable on December 2, 2024 to shareholders of record as of the close of business on November 18, 2024. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2023 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of September 30, 2024.

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

We define Adjusted EBITDAX as net income (loss) before interest expense, loss from extinguishment of debt, income tax expense (benefit), depreciation, depletion and amortization, exploration expense, non-cash gain (loss) on derivatives, equity-based compensation, (gain) loss on sale of assets, other (income) expense and transaction and nonrecurring expenses. Additionally, we further subtract certain redeemable noncontrolling interest distributions made by OpCo and settlement of acquired derivative contracts. We include “Certain-redeemable noncontrolling interest distributions made by OpCo" to reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.

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

We define Levered Free Cash Flow as Adjusted EBITDAX less interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums, loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums and SilverBow Merger transaction related costs, current income tax benefit (expense), tax-related redeemable noncontrolling interest distributions made by OpCo and development of oil and natural gas properties. Levered Free Cash Flow does not take into account amounts incurred on acquisitions.

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

To reduce the impact of fluctuations in oil, natural gas and NGLs prices on our cash flows, we regularly enter into commodity derivative contracts with respect to certain of our oil, natural gas and NGL production through various transactions that limit the risks of fluctuations of future prices. A key tenet of our focused risk management effort is an active economic hedge strategy to mitigate near-term price volatility while maintaining long-term exposure to underlying commodity prices. Our hedging program allows us to preserve capital and protect margins and corporate returns through commodity cycles and return capital to investors. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling. These economic hedging activities are intended to limit our near-term exposure to product price volatility and to maintain stable cash flows, a strong balance sheet and attractive corporate returns.

As of September 30, 2024, our derivative portfolio had an aggregate notional value of approximately $2.8 billion, and the fair market value of our commodity derivative contracts was a net asset of $170.9 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at September 30, 2024, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $171.5 million. If prices decreased by 10%, our derivative position would change by approximately $158.2 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

Derivative assets and liabilities are classified on our condensed consolidated balance sheets as risk management assets and liabilities. We use derivative instruments and enter into swap contracts which are governed by ISDA master agreements. Amounts not offset on our condensed consolidated balance sheets represent positions that do not meet all of the conditions to be netted on such balance sheet, such as the legally enforceable right of offset or the execution of a master netting arrangement. See Notes to condensed consolidated financial statements, NOTE 4 – Derivatives in Part I, Item 1. Financial Statements of this Quarterly Report for additional discussion.

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

Interest rate risk

At September 30, 2024, we had $572.3 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $4.3 million increase or decrease in interest expense on our variable rate debt outstanding for the nine months ended September 30, 2024.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are a number of risks that we believe are applicable to our business and the oil and gas industry in which we operate. These risks are described elsewhere in this report or our other filings with the SEC, including the section entitled “Item 1A. Risk Factors” beginning on page 36 in our Annual Report. If any of the risks and uncertainties described within our Annual Report, our other filings with the SEC or elsewhere in this Quarterly Report actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended September 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs. (in thousands)
7/1/2024 - 7/31/2024	—	—	—	$127,299
8/1/2024 - 8/31/2024	303,946	$10.96	303,946	$123,967
9/1/2024 - 9/30/2024	383,796	$10.45	383,796	$119,956

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment to the Crescent Energy Company 2021 Equity Incentive Plan

On October 29, 2024, our Board of Directors adopted the Second Amendment (the “Second Amendment”) to the Crescent Energy Company 2021 Equity Incentive Plan (as amended from time to time, the “Plan”). Pursuant to the Second Amendment, an additional 2,848,006 shares of our Class A Common Stock may be issued pursuant to the Plan as a result of the assumption of the authorized but unused shares that remained available under the SilverBow Resources, Inc. 2016 Equity Incentive Plan (the SilverBow Plan”) following the completion of the SilverBow Merger. For the avoidance of doubt, in accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual, the authorized but unused shares that remained available under the SilverBow Plan were adjusted to reflect the SilverBow Merger in order to determine the 2,848,006 shares of Class A Common Stock added to the Plan pursuant to the Second Amendment. The additional shares of our Class A Common Stock authorized to be issued under the Plan pursuant to the Second Amendment will be registered pursuant to a registration statement on Form S-8.

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

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

2.4#
Third Amendment to Purchase and Sale Agreement, dated as of June 11, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2024).

2.5*	Fourth Amendment to Purchase and Sales Agreement, dated as of September 12, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P.
2.6#
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

4.14*	Fourth Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.
4.15
Indenture, dated as of March 26, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2024).

4.16*	First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.
4.17
Indenture, dated as of June 14, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2024).

4.18*
First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

4.19
Second Supplemental Indenture, dated as of September 9, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

10.1
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

10.2
Indemnification Agreement (Marcus C. Rowland) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2024).

10.3
Indemnification Agreement (Michael Duginski) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2024).

10.4*	Second Amendment to the Crescent Energy Company 2021 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (contained in Exhibit 101).

* Filed herewith
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

CRESCENT ENERGY COMPANY
(Registrant)

November 4, 2024	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

November 4, 2024	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)