Form 10-K
period 2024-12-31
Crescent Energy Co
filed 2025-02-26
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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

The aggregate market value of Class A common stock outstanding held by non-affiliates of the registrant on June 30, 2024, based on the closing price of $11.85 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1,195.0 million.

As of January 31, 2025, there were approximately 192,525,271 and 65,948,124 shares of the registrant's Class A and Class B common stock outstanding, respectively.

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

You may request a copy of filings other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Crescent Energy Company, 600 Travis Street, Suite 7200, Houston, TX 77002 (telephone number: 713-332-7001).

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
•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of our acquisitions, including the Ridgemar Acquisition and SilverBow Merger;
•the risk that each of the SilverBow Merger and the Ridgemar Acquisition may not be accretive, and may be dilutive, to Crescent’s earnings per share, which may negatively affect the market price of Crescent common stock;
•capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
•risks and restrictions related to our debt agreements and the level of our indebtedness;
•our reliance on KKR Energy Assets Manager LLC (the “Manager”) as our external manager;
•our hedging strategy and results;
•realized oil, natural gas and NGL prices;
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, political and regulatory developments resulting from the U.S. presidential transition, continued hostilities in the Middle East, including the Israel-Hamas conflict, and heightened tensions in Iran, Lebanon and Yemen, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
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
•incorrect estimates associated with properties we acquire, relating to estimated proved reserves, the presence or recoverability of estimated oil, natural gas and NGL reserves and the actual future production rates and associated costs of such acquired properties;
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
•changes in tax laws;
•effects of competition; and
•seasonal weather conditions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, tariffs, inflation, lack of availability and cost of drilling and production equipment and services, project construction delays, environmental risks, drilling and other operating risks, lack of availability or capacity of midstream gathering and transportation infrastructure, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, including restrictions due to elevated interest rates, the timing of development expenditures and the other risks described under “Risk Factors.”

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

“CARB” means the California Air Resources Board.

“Central Eagle Ford Acquisition” means the October 2024 acquisition, in which we acquired from unaffiliated third parties certain interests in oil and gas properties, rights and related assets located in Atascosa, Frio, La Salle and McMullen Counties, Texas for aggregate consideration of approximately $156.0 million, including certain customary purchase price adjustments.

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

“OT” means Operational Technology.

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

“SEC” means the United States Securities and Exchange Commission.

“SEC Pricing” means the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning January 1, 2024 and ending December 1, 2024, adjusted by lease for market differentials (quality, transportation, fees, energy content, and regional price differentials). The SEC provides a complete definition of prices in “Modernization of Oil and Gas Reporting” (Final Rule, Release Nos. 33-8995; 34-59192).

“SilverBow Merger” means the transactions contemplated by the Agreement and Plan of Merger, dated May 15, 2024, between Crescent, SilverBow, Artemis Acquisition Holdings Inc. ("Artemis Holdings"), Artemis Merger Sub Inc. ("Merger Sub Inc.") and Artemis Merger Sub II LLC ("Merger Sub LLC").

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

Our free cash flow-focused portfolio includes a balanced set of oil and natural gas assets in proven onshore U.S. basins with substantial existing production, a low decline rate and an acreage position that is 96% held by production as of December 31, 2024. As a result of this overall low decline profile, we require relatively minimal capital expenditures to maintain our production and cash flows. We have a robust inventory of attractive operated undeveloped locations, providing for optimal flexibility to maintain or grow our production base. While many operators in our industry have historically focused on the capital intensive pursuit of high production growth rates, our management team has a track record of selectively acquiring cash flow oriented assets, operating them more profitably and making disciplined, returns focused reinvestment decisions to drive free cash flow generation. Our portfolio is enhanced and complemented by our additional interests in mineral acreage and midstream infrastructure, which provide operational benefits and enhance our cash flow margins.

We have built a portfolio of assets with substantial reserves, production, cash flows and reinvestment opportunities. Our portfolio of assets:
•at December 31, 2024 consisted of 709.3 net MMBoe of proved reserves, of which approximately 63% were liquids, reflecting $5.7 billion in Standardized Measure and $6.5 billion and $4.9 billion, respectively, in net proved and net proved developed ("PD") present value discounted at a 10% discount rate;

•during the year ended December 31, 2024 produced 201 net MBoe/d; and

•during the year ended December 31, 2024, generated $137.7 million of net loss, $1,223.1 million of net cash provided by operating activities, $1,598.3 million of Adjusted EBITDAX and $630.2 million of levered free cash flow;

See “—Non-GAAP financial measures” and "—Results of Operations" in "Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for definitions of Adjusted EBITDAX and Levered Free Cash Flow and reconciliations to the nearest comparable GAAP metrics.

The following diagram displays our simplified ownership structure as of January 31, 2025:

Free cash flow-focused portfolio

Our asset base, which is primarily located in Texas and the Rockies, includes oil and natural gas assets in key proven onshore U.S. basins, and is composed of producing properties with substantial production and hedged cash flow that are complemented by an extensive inventory of reinvestment opportunities across our undeveloped acreage. While many of our peers have historically outspent their cash flows in pursuit of production growth and left themselves particularly vulnerable to declines in commodity prices, we have an average reinvestment rate of approximately 45% of Adjusted EBITDAX since 2020.

Low-decline production base

Our PDP reserves as of December 31, 2024 have estimated average five-year and ten-year annual decline rates of approximately 11% and 8%, respectively, and an estimated 2025 PDP decline rate of 25%, based on forecasts used in our reserve reports. As a result of this low decline profile, we require relatively minimal capital expenditures to maintain our production and cash flows. Our properties located in the Eagle Ford and Rockies represent approximately 86% of our proved reserves as of December 31, 2024, and provide us with diversification from both a regional location and commodity price perspective, which provides us certain downside protection from commodity-specific pressures, isolated infrastructure constraints or severe weather events. Our Standardized Measure totaled $5.7 billion as of December 31, 2024. The table below illustrates the aggregate leasehold acreage positions, reserve volumes and weighted average decline profiles associated with our proved assets as of December 31, 2024.

	Net Acres	Net Proved Reserves (1)	% Oil & Liquids (1)	Net PD Reserves (1)	2024 Total Net Production	Net Proved PV-10 (1)(2)	Net PD PV-10 (1)(2)
Operating Area
	(M)	(MMBoe)		(MMBoe)	(MBoe)	(MM)	(MM)
Eagle Ford	461	497	63%	336	38,708	$4,695	$3,308
Rockies	374	114	68%	93	21,479	1,181	980
Other	597	98	52%	98	13,450	583	579
Total	1,432	709	63%	527	73,637	$6,459	$4,867

(1)Our reserves and present value (discounted at ten percent, or PV-10) were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For oil and NGL volumes, the average WTI posted price of $75.48 per barrel as of December 31, 2024, was adjusted for items such as gravity, quality, local conditions, gathering, transportation fees and distance from market. For natural gas volumes, the average Henry Hub Index spot price of $2.13 per MMBtu as of December 31, 2024, was similarly adjusted for items such as quality, local conditions, gathering, transportation fees and distance from market. All prices are held constant throughout the lives of the properties. The average adjusted realized product prices over the remaining lives of the properties are $72.69 per barrel of oil, $1.74 per Mcf of natural gas and $23.81 per barrel of NGLs.
(2)Reflects the Net Proved and Net PD present values reflected in our proved reserve estimates as of December 31, 2024. PV-10 is not a financial measure prepared in accordance with GAAP because it does not include the effects of income taxes on future revenues. Our Standardized Measure was $5.7 billion as of December 31, 2024. See “Oil, natural gas and NGL reserve data” for additional discussion.

Our Relationship with the KKR Group

We are a party to a Management Agreement that engages the Manager to provide certain management and investment advisory services to us and our subsidiaries. The Manager is an indirect subsidiary of the KKR Group. The KKR Group is a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions.

Pursuant to the Management Agreement, the Manager has agreed to provide us with management services, including our senior executive management team, and other assistance, including with respect to strategic planning, risk management, identifying and screening potential acquisitions, identifying and analyzing sustainability-related issues and providing such other assistance as we may require.

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

Management Agreement

We are a party to a Management Agreement pursuant to which we have engaged the Manager to manage the strategy, assets and day-to-day business and affairs of us and our subsidiaries, subject at all times to applicable law, the further terms and conditions set forth in the Management Agreement and to the supervision of our Board. Pursuant to the Management Agreement, the Manager will provide us with our senior executive management team. Additionally, pursuant to the Management Agreement:

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

•As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive (inclusive of the items below, “Manager Compensation”):

(i) compensation from us equal to $51.3 million per annum (calculated based on our pro rata relative ownership of OpCo multiplied by $69.4 million (the “Base Input”), which is included in General and administrative expenses on our consolidated statements of operations. As our business and assets expand, the Base Input will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of primary equity securities by us (including in connection with acquisitions). However, the Base Input will not increase from the issuance of our shares upon the redemption or exchange of OpCo Units.

We expect our ownership percentage of OpCo will increase over time through the redemption of OpCo Units for shares of Class A Common Stock or the issuance of additional shares of Class A Common Stock. As this occurs, the Manager Compensation will increase pursuant to the formula defined in the Management Agreement, which is reflected in our consolidated statements of operations. In order to pay the Manager Compensation, the Company must first receive a cash distribution from OpCo, and any such cash distribution results in a concurrent pro rata cash distribution to the holders of redeemable noncontrolling interests. This cash distribution to the holders of redeemable noncontrolling interests does not represent additional Manager Compensation; rather, it represents an ordinary cash distribution to the holders of redeemable noncontrolling interests. In certain instances in our financial statements and other disclosures, we clarify the underlying event that requires us to make such distributions, not because the distributions to the holders of redeemable noncontrolling interests are made for such purpose (e.g. Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend, Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation and Cash contributions from (cash distributions to) redeemable noncontrolling interests initiated by income taxes).

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

•The Management Agreement was amended in 2024 to cap the increase to the Base Input in connection with the SilverBow Merger and Ridgemar Acquisition and was automatically renewed on December 7, 2024 for an additional three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter.

•Upon the written notice to the Manager at least 180 days prior to the expiration of the initial term or any automatic renewal term, we may, without cause, decline to renew the Management Agreement upon the affirmative determination by at least two-thirds of our independent directors reasonably and in good faith that (1) there has been unsatisfactory long-term performance by the Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) the fees payable to the Manager, in the aggregate, are materially unfair and excessive compared to those that would be charged by a comparable asset manager managing assets comparable to our assets, subject to the Manager’s right to renegotiate the fees. In the event of such a termination, we shall pay the Manager a termination fee equal to three (3) times the sum of (i) the average annual Manager Compensation and (ii) the average of the Incentive Compensation (but only with respect to the fully vested portion thereof as of the termination date), in each case earned by the Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination.

Properties

Summary of our assets

Leasehold acreage
Our portfolio includes low-decline oil and natural gas assets in proven regions across the United States, including in the Eagle Ford and Rockies. In addition to this geographic diversity, we believe that our portfolio of leasehold acreage is enhanced and complemented by our additional interests in mineral acreage and midstream infrastructure. We had leasehold interests in an aggregate of 1.4 million net acres as of December 31, 2024, 1.3 million of which we were designated as operator. We are responsible for our pro rata share of capital expenditures and lease operating expenses for the operated and non-operated working interests within our leasehold acreage based on our percentage working interest and we are entitled to revenues derived from such interest based on our net revenue interest, which generally equals our working interest in such property less any royalties and production payments and any overriding royalty and net profits interests burdening the property.

Mineral and royalty interests
In addition to our leasehold acreage, we own mineral and royalty interests. As of December 31, 2024, we owned mineral interests in 166 thousand gross acres and an overriding royalty interest in 118 thousand gross acres, both operated by large, well-capitalized oil and natural gas companies primarily in the Eagle Ford, Marcellus, Utica and Rockies. On our mineral acreage, all of which we have leased to other operators, we have typically retained a royalty interest, which is a cost-free percentage of production revenue that expires upon termination of the lease, at which time the entire mineral interest reverts to us. These interests entitle us to receive a royalty and overriding royalty interest on all production from such acreage with no additional future capital or operating costs required.

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

Our operating areas
Our operating areas include the Eagle Ford and Rockies. The below table describes the net acreage, net productive wells, production and proved reserve amounts for each of our geographic areas for the year ended and as of December 31, 2024:

Geographic Area	Net Acres	Net Productive Wells	2024 Production	Proved Reserves
	(M)		(MBoe)	(MBoe)
Eagle Ford	461	2,677	38,708	497,167
Rockies	374	3,148	21,479	113,812
Other Basins	597	2,936	13,450	98,272

Oil, natural gas and NGL reserve data

The following table summarizes our estimated net proved reserves as of December 31, 2024 based on an evaluation prepared in accordance with SEC Pricing, including the provisions of the SEC rule regarding reserve estimation regarding a historical twelve month pricing average applied prospectively.

	As of December 31,
	2024 (1)	2023 (1)
Net Proved Reserves:
Oil (MBbls)	297,690	250,465
Natural gas (MMcf)	1,595,059	1,176,416
NGLs (MBbls)	145,716	101,632
Total Proved Reserves (MBoe)	709,251	548,166
Standardized Measure (millions) (2)	$5,704	$5,289
PV-0 (millions) (2)	$11,108	$9,656
PV-10 (millions) (2)	$6,459	$5,566
Net Proved Developed Reserves:
Oil (MBbls)	193,611	176,546
Natural gas (MMcf)	1,342,718	1,032,578
NGLs (MBbls)	109,223	87,316
Total Proved Developed Reserves (MBoe)	526,622	435,958
PV-0 (millions) (2)	$7,651	$7,010
PV-10 (millions) (2)	$4,867	$4,375
Net Proved Undeveloped Reserves:
Oil (MBbls)	104,079	73,919
Natural gas (MMcf)	252,341	143,838
NGLs (MBbls)	36,493	14,316
Total Proved Undeveloped Reserves (MBoe)	182,629	112,208
PV-0 (millions) (2)	$3,457	$2,646
PV-10 (millions) (2)	$1,592	$1,191

(1)Our reserves and present value (discounted at ten percent, or PV-10) were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For oil and NGL volumes, the average WTI posted price of $75.48 per barrel and $78.22 per barrel as of December 31, 2024 and 2023, was adjusted for items such as gravity, quality, local conditions, gathering, transportation fees and distance from market. For natural gas volumes, the average Henry Hub Index spot price of $2.13 per MMBtu and $2.64 per MMBtu as of December 31, 2024 and 2023, was similarly adjusted for items such as quality, local conditions, gathering, transportation fees and distance from market. All prices are held constant throughout the lives of the properties. The average adjusted realized product prices over the remaining lives of the properties are $72.69 per barrel of oil, $1.74 per Mcf of natural gas and $23.81 per barrel of NGLs as of December 31, 2024. The average adjusted product prices over the remaining lives of the properties were $74.71 per barrel of oil, $2.36 per Mcf of natural gas and $27.33 per barrel of NGLs as of December 31, 2023.
(2)Present value (discounted at PV-0 and PV-10) is not a financial measure calculated in accordance with GAAP because it does not include the effects of income taxes on future net revenues. None of PV-0, PV-10 and Standardized Measure represent an estimate of the fair market value of our oil and natural gas properties. Our PV-0 measurement does not provide a discount rate to estimated future cash flows. PV-0 therefore does not reflect the risk associated with future cash flow projections like PV-10 does. PV-0 should therefore only be evaluated in connection with an evaluation of our PV-10 and Standardized Measure. We believe that the presentation of PV-0 and PV-10 is relevant and useful to its investors as supplemental disclosure to the Standardized Measure because they present future net cash flows attributable to our reserves prior to taking into account future income taxes and our current tax structure. The PV-0 and PV-10 income tax amounts included in the Standardized Measure but not included in PV-0 and PV-10 were $1,055.1 million and $755.3 million, respectively. We and others in our industry use PV-0 and PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. Investors should be cautioned that none of PV-0, PV-10 and Standardized Measure represent an estimate of the fair market value of our proved reserves.

Preparation of reserve estimates

Our reserve estimates as of December 31, 2024 are primarily based on evaluations prepared by Ryder Scott Company, L.P., with respect to 98% of our total proved reserves, with the remaining 2% prepared by our internal technical staff. Our Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources. Our reserve estimation process is a collaborative effort overseen by our Vice President of Corporate Reserves, who has over 18 years of experience in the estimation and evaluation of petroleum reserves. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs to formulate our reserves estimates. The preparation of our proved reserve estimates is completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

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

The technical leads responsible for preparing our reserves estimates at December 31, 2024 from Ryder Scott Company, L.P. have over 28 years of industry experience.

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

Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net cash flows are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. See "Item 1A. Risk Factors" appearing elsewhere in this Annual Report.

Proved undeveloped reserves (PUDs)

Our PUDs will be converted from undeveloped to developed as the applicable wells have been drilled or completed and have minimal capital remaining to bring the well onto production. The changes to our PUDs that occurred during the year are summarized in the table below:

2024
(MBoe)
Balance at December 31, 2023	112,208
Purchases of reserves in place	76,496
Extensions and discoveries	166
Revisions of previous estimates	16,851
Sales of reserves in place	—
Transfers to proved developed	(23,092)
Balance at December 31, 2024	182,629

Purchases of reserves in place of 76.5 MMBoe during the year ended December 31, 2024 primarily relate to PUD locations added as part of the SilverBow Merger and the Central Eagle Ford Acquisition. Revisions of previous estimates during the year ended December 31, 2024 were primarily due to changes in the drill plan largely attributed to the Western Eagle Ford Acquisitions and related well results, combined with the SilverBow Merger and increased rig count, both which created reprioritization of our capital program and caused upward adjustments to our five-year development plan, partially offset by the removal of 10.1 MMBoe of non-operated PUD locations. Our extensions of 0.2 MMBoe primarily relate to operatorship enhancements and positive results from previously non-operated assets that we acquired in the Western Eagle Ford Acquisitions and assigning undeveloped value to the Austin Chalk formation on our acreage. Additionally, during the year ended December 31, 2024, we spent $369.6 million to convert 23.1 MMBoe to proved developed reserves.

All such PUD reserves are scheduled to be developed within five years from their booking date. The PUD reserves are spread across multiple assets primarily in Texas and Utah. Our PUD reserves represent only reserves that are scheduled, based on such plan, to be developed within five years from the date such locations were initially disclosed as PUDs; however, our five-year development plan may not contemplate a uniform (i.e., 20% per year) conversion of PUD reserves. At December 31, 2024, we estimate that our future development costs relating to the development of PUD reserves are $610 million in 2025, $762 million in 2026 and $705 million in 2027, $329 million in 2028 and $300 million in 2029. We believe cash flow from operations and availability under the Revolving Credit Facility will be sufficient to cover these estimated future development costs.

Oil, natural gas and NGL production prices and operating costs

Production and price history

The following table sets forth production, price and cost data for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Net Production:
Eagle Ford:
Oil (MBbls)	16,019	8,924	6,212
Natural gas (MMcf)	82,910	23,464	15,154
NGLs (MBbls)	8,871	3,356	1,712
Total (MBoe)	38,708	16,191	10,450
Average daily production (MBoe/d)	106	44	29
Rockies:
Oil (MBbls)	11,155	12,270	11,650
Natural gas (MMcf)	53,262	53,691	53,509
NGLs (MBbls)	1,447	1,832	1,870
Total (MBoe)	21,479	23,051	22,438
Average daily production (MBoe/d)	59	63	61
Total:
Oil (MBbls)	29,945	24,287	21,865
Natural gas (MMcf)	183,227	130,629	128,470
NGLs (MBbls)	13,154	8,475	7,110
Total (MBoe)	73,637	54,533	50,387
Average daily production (MBoe/d)	201	149	138
Average Realized Prices (before effects of derivatives):
Eagle Ford:
Oil (per Bbl)	$74.03	$75.03	$94.87
Natural gas (per Mcf)	$1.91	$2.27	$6.30
NGLs (per Bbl)	$24.80	$25.75	$39.42
Rockies:
Oil (per Bbl)	$66.12	$68.91	$85.85
Natural gas (per Mcf)	$1.94	$3.68	$5.75
NGLs (per Bbl)	$27.50	$24.02	$41.03
Total:
Oil (per Bbl)	$71.14	$72.09	$90.06
Natural gas (per Mcf)	$1.91	$2.84	$5.97
NGLs (per Bbl)	$24.10	$22.76	$37.72
Average Production Costs per Boe:
Eagle Ford	$14.33	$18.76	$19.81
Rockies	$16.06	$19.58	$19.61
Total	$15.86	$19.04	$19.84

Wells

The following table sets forth information regarding our productive wells as of December 31, 2024:

	Working Interest Assets			Mineral and Royalty Interests
	Gross	Net	Average Working Interest	Gross	Net	Average Net Revenue Interest
Natural gas	4,255	2,850.6	67%	1,548	20.9	1%
Oil	11,285	5,783.6	51%	4,307	106.4	2%
Total	15,540	8,634.2	56%	5,855	127.3	2%

Leasehold acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2024.

	Gross	Net
	(in thousands)
Developed Acres	2,289	1,329
Undeveloped Acres	238	104
Total Net Acres	2,527	1,433

Mineral Acres	166	55

Our undeveloped acreage, as used herein, means acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not the acreage contains proven reserves or is held by production.

Undeveloped acreage expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2024 that will expire in 2025, 2026, 2027 and 2028 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

	2025	2026	2027	2028
	(in thousands)
Net undeveloped acres	8	7	2	3

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

Drilling and other exploration and development activities

The table below sets forth the results of our drilling activities, including wells in which we have a working or royalty interest but are not the operator, for the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce, or are capable of producing, commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Dry wells are those that prove to be incapable of producing hydrocarbons in sufficient quantities to justify completion.

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	297	79.4	242	67.5	383	62.2
Dry holes	—	—	—	—	—	—
Total Development	297	79.4	242	67.5	383	62.2
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total Exploratory	—	—	—	—	—	—
Total Wells:
Productive	297	79.4	242	67.5	383	62.2
Dry holes	—	—	—	—	—	—
Total	297	79.4	242	67.5	383	62.2

As of December 31, 2024, we were not a party to any long-term drilling rig contracts. The following table provides our wells in progress, as well as the various stages of such progress, at December 31, 2024 and includes wells in which we have a working interest but are not the operator.

	Gross	Net
Well Status:
Drilling	9	3.9
Waiting on completion	13	8.5
Being completed, not producing	49	20.2

Delivery commitments

We are party to various long-term agreements that require us to physically deliver crude oil and natural gas. These delivery commitments require us to deliver 6,181 MMBoe in 2025 and 175 MMBoe thereafter. These commitments are contracted marketing and gathering arrangements that require delivery of a fixed and determinable quantity of crude oil, natural gas, or NGLs in the future. We believe that our current production and reserves are sufficient to satisfy the majority of these commitments and alternatively we could purchase sufficient volumes of oil, natural gas and NGL in the market at prevailing index-related prices to satisfy the commitments, if needed. We incurred shortfalls related to some of our gathering and transportation commitments and as a result paid $6.6 million, $15.6 million and $4.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, we sold oil and natural gas production representing 10% or more of total revenues to the following purchasers:

	Year Ended December 31,
	2024	2023	2022
Shell Trading US Company	23.7%	18.3%	20.8%
ConocoPhillips	16.5%	*	15.1%

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

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil or natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than some of the larger companies in our industry, we may be at a disadvantage in evaluating and bidding for oil and natural gas properties.

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

Human Capital Measures

Employees

We manage our operations through (i) management and corporate-level services provided by the Manager and (ii) asset-level services and operations provided by our approximately 987 employees as of December 31, 2024 that dedicate all or substantially all of their time to our business. We hire independent contractors on an as-needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

Values and Culture

We believe our company values of Stewardship, Integrity, Teamwork and Excellence provide the foundation for our culture. Our focus on working together as a team to achieve outstanding results is key to attracting and retaining talented people. The Company’s human resources department manages our human capital initiatives with support and direction from the Company’s senior leadership. Our culture is reinforced by the Company’s senior leadership though holding quarterly town halls, communicating regularly with the workforce and working to foster a culture of open communication.

Safety

Working safely and responsibly is a priority across all business units with a focus on protecting the well-being of our team, partners and communities. Workplace safety procedures and programs include but not limited to confined space entry, emergency response, fall protection, hearing conservation, hot work, hydrogen sulfide, incident reporting and investigation, personal protective equipment and spill prevention. Safety performance is tracked on a monthly basis across operations and trends guide safety program improvements.

Recruitment, development and training

The Company understands that recruitment, development and training are essential to preparing a workforce to deliver on its long-term strategy. We implement a dynamic recruiting process that utilizes online recruiting platforms, referrals and professional recruiters. We foster the growth and professional development of our employees through the use of a robust performance review process, which includes the creation of performance development goals and plans to achieve those goals in order to help our employees reach their full potential. We also incorporate training during our on-boarding process focused on safety and compliance. Additional training offerings are held throughout the year to address the specific needs of our business and workforce.

Total rewards programs

The Company routinely benchmarks its compensation and benefits program with the goal of retaining and attracting industry talent while meeting the varied and evolving needs of a multi-faceted workforce. We provide employees with the ability to participate in subsidized health and welfare plans, including medical, dental, life and short-term and long-term disability insurance plans. We also offer a retirement plan with employer match, paid time off, paid parental leave and a wellness stipend.

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

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC. The EP Act of 2005 also provided FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. In January 2025, the maximum penalty increased to $1,584,648 per violation per day to account for inflation. The civil penalty provisions are applicable to entities that engage in the sale and transportation of natural gas for resale in interstate commerce.

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

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical and financial sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by FERC under the EP Act of 2005 and under the Commodity Exchange Act (“CEA”), and regulations promulgated thereunder enforced by the CFTC. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity as well as certain disruptive trading practices. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1,487,712 (adjusted annually for inflation) or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

Further, the FTC has the authority under the Federal Trade Commission Act (“FTCA”) and the Energy Independence and Security Act of 2007 (“EISA”) to regulate wholesale petroleum markets. The FTC has adopted anti-market manipulation rules, including prohibiting fraud and deceit in connection with the purchase or sale of certain petroleum products, and prohibiting omissions of material information which distort or are likely to distort market conditions for such products. In addition to other enforcement powers it has under the FTCA, the FTC can sue violators under EISA and request that a court impose fines of approximately $1,510,803 (adjusted annually for inflation) per violation per day.

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

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties, loss of permits or leases, the imposition of investigatory or remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. The general trend, over time, is that environmental regulations are evolving to place more restrictions and limitations on activities that may affect the environment, and any changes in environmental laws and regulations or reinterpretation of enforcement policies that result in more stringent and costly well drilling, construction, completion or water management activities or waste handling, storage, transport, disposal, or remediation requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot be sure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Although we believe that we are in substantial compliance with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our business, there can be no assurance that this will continue in the future.

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

Water discharges

The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including spills and leaks of oil and other natural gas wastes, into or near waters of the United States or state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The discharge of dredge and fill material into regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of these regulated waters has been subject to controversy in recent years. In January 2023, the agencies published a final rule defining “waters of the United States” according to the broader pre-2015 standards, with updates to incorporate existing Supreme Court decisions and agency guidance. However, this rule was subsequently enjoined in 27 states. Additionally, the Supreme Court of the United States released their opinion in Sackett v. EPA, which adopted the “continuous surface connection” test to determine if wetlands are water of the United States. The Agencies published a September 2023 rule to incorporate this decision, but did not define the term “continuous surface connection.” Due to the injunction, implementation of the rule is currently split by jurisdiction. In the 27 states subject to the injunction, the agencies are interpreting “waters of the United States” consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision. In the remaining 23 states, the agencies are implementing the September 2023 rule. However, it is currently unclear how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. Additionally, at this time, it is unclear what actions the Trump Administration may take with respect to any of these regulations and the timing with respect to the same. To the extent any judicial ruling or administrative rulemaking or other action further expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits, including for dredge and fill activities in wetland areas.

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

Air emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and other requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in 2018. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 parts per billion; however, several groups filed litigation over this decision and the Biden Administration subsequently announced that it would reconsider the 2020 decision. In August 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. However, the review remains ongoing at this time. Additionally, it is not clear what actions the Trump Administration may take with respect to the review. To the extent more stringent standards are implemented, we could be required to incur further costs for pollution control equipment or other compliance measures. Further, in June 2016, the EPA also finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. These rules could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements.

State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, the EPA has adopted new rules under the CAA that require the reduction of volatile organic compound (“VOC”) and methane emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In addition, the regulations place new requirements to detect and repair VOC and methane at certain well sites and compressor stations. Additionally, in December 2023, the EPA issued a final rule that established OOOOb as a more stringent new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Under the final rule, owners or operators of affected emission units or processes will have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards under the final rule are generally the same for both new and existing sources, including enhanced leak detection using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The final rule also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys, establishes a “super-emitter” response program to timely mitigate emissions events as detected by governmental agencies or qualified third parties, triggering certain investigation and repair requirements, and provides additional options for the use of advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions. Failure to comply with these new methane rules may result in substantial fines and penalties for non-compliance, as well as injunctive relief. However, the EPA’s final rule is currently being challenged in 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit. Additionally, at this time, it remains uncertain as to whether the Trump Administration will repeal or modify this rule and the timing with respect to the same. Separately, in August 2022, the IRA 2022 was signed into law, which amends the CAA to establish the first ever federal fee on methane emissions from sources required to report their GHG emissions to the EPA, including certain oil and gas operations. The methane emissions charge began in calendar year 2024 at $900 per ton of methane, increased to $1,200 in 2025, and will be set at $1,500 for 2026 and subsequent years. Calculation of the methane fee is based on certain thresholds established in the IRA 2022. We cannot predict if the Trump Administration and/or Congress may take action to repeal or revise the IRA, including with respect to the methane emissions charge. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas projects and increase our costs of development, which costs could be significant.

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

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, California, through CARB has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented LCFS and associated tradable credits that require a progressively lower carbon intensity of the state’s fuel supply than baseline gasoline and diesel fuels. Such programs work alongside increased regulation by California seeking to reduce both the supply and demand for fossil fuels in the state, to include, for example, the phasing out of the sale of vehicles with internal combustion engines. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado. Colorado has begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In October 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conversation Commission) finalized rules that require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The rules would set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas.

Internationally, the United Nations-sponsored Paris Agreement requires member states to individually determine and submit non-binding emission reduction targets every five years after 2020. Although the United States had withdrawn from the Paris Agreement, President Biden signed executive orders recommitting the United States to the agreement and, in April 2021, announced a target of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, in January 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitments made by the United States pursuant to the same. The full impact of these recent developments is uncertain at this time, and our consideration of their impact on our operations is ongoing.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States and has included various climate change related pledges and actions. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorizations. The pause was intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, to ensure adequate guards against health risks. The DOE finalized its study in December 2024. However, upon taking office, President Trump signed an Executive Order resuming the processing of permit applications for such projects. Litigation risks are also increasing, as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There have also been certain financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies concerned about potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, in March 2024, the SEC released final rules requiring climate disclosures from registrants, including data on Scope 1 and 2 GHG emissions as well as a registrant’s climate-related business strategy. However, the future of these rules is uncertain at this time given implementation has been stayed pending the outcome of legal challenges; further, it is uncertain whether, under the new Trump Administration, the Commission will change or revoke the rule, though we cannot predict whether such action will occur or its timing. Similarly, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. Both laws are vague and potentially overbroad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures (“TCFD”) recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s (“ISSB”) climate-relate disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Although both laws are subject to litigation and the implementing regulations have yet to be promulgated, reporting under both laws is expected to begin in 2026. California also passed the Voluntary Carbon Market Disclosures Act, which places disclosure obligations on companies that purchase or use voluntary carbon offsets and make “net zero”, “carbon neutral”, or similar claims. This law took effect at the beginning of 2024, but does not specify when a company’s first disclosures are required, though the bill’s sponsor has stated that the intent is for the law to be enforced beginning January 1, 2025. Currently, the ultimate impact of these laws on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for the CCDAA and CRFRA—but, absent clarification or revisions to the law, alongside the SEC finalized rule implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Separately, the federal government may also pursue further restriction of hydraulic fracturing and other oil and gas development on federal lands. For example, on January 27, 2021, President Biden issued an executive order that suspended the issuance of new leases for oil and gas development on public lands, but not on existing operations under valid leases or on tribal lands that the federal government merely holds in trust, pending completion of a comprehensive review and reconsideration of the federal oil and natural gas permitting and leasing practices. This order was later reversed by a federal district court. In response to the executive order, however, in November 2021, the DOI released a report on the federal oil and gas leasing program that included several recommendations for how to reform the program. IRA 2022 responded to one of the report’s recommendations and increased royalty rates, to include onshore royalty rates to 16 ⅔%. Several of the other recommendations, however, require further Congressional action and include, among other items, revising bidding practices to avoid leasing of low potential lands; and performing more meaningful public and tribal consultations regarding the leasing and permitting processes. Provisions of these reforms have been subject to litigation. A portion of our net acreage and total proved reserves are on federal land. Although permit consideration has resumed, we cannot guarantee that further action will not be taken to curtail oil and gas development on federal lands. In April 2024, the BLM finalized a rule to update the fiscal terms of federal oil and gas leases, which increases fees, rents, royalties, and bonding requirements. The rule also adds new criteria for BLM to consider when determining whether to lease nominated land, including the presence of important habitats or wetlands, the presence of historical properties or sacred sites, and recreational use of the land. To the extent we are unable to obtain the leases, permits, or other authorizations required for our operations or business strategy, our business performance and results of operations may be adversely affected.

Separately, in March 2016, the U.S. Occupational Safety and Health Administration issued a final rule to impose stricter standards for worker exposure to silica, which went into effect on June 23, 2021 for hydraulic fracturing employers. We may be required to incur additional costs associated with compliance with these standards.

At the state level, several states, including Texas, have adopted or are considering legal requirements that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. For example, Colorado has adopted more stringent setbacks for oil and gas development and, in October 2024, adopted final rules that would apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions targets for oil and gas operators. In California, Senate Bill No. 1137 was signed into law on September 16, 2022, which establishes 3,200 feet as the minimum distance between new oil and gas production wells and certain sensitive receptors such as homes, schools or parks effective January 1, 2023. However, on February 3, 2023, the Secretary of State of California certified a requisite number of signatures collected by proponents of a voter referendum, thereby qualifying the Bill for the November 2024 ballot. In June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging Senate Bill No. 1137 in court. The provisions of Senate Bill No. 1137 became effective immediately in June 2024. Then, on September 30, 2024, the Governor of California signed into law Assembly Bill 218, which delays the deadline for some compliance with applicable regulations implementing Senate Bill No. 1137 until July 1, 2026 and further delays compliance with certain other requirements of Senate Bill No. 1137 by up to three years. Local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, in January 2023, the Board of Supervisors of Los Angeles County in California adopted an ordinance prohibiting new oil wells and production facilities in all zones, designating existing oil wells and production facilities as nonconforming uses in all zones and establishing regulations for existing oil wells and production facilities, to include the phasing out of existing operations. Moreover, existing oil and gas facilities within the setback zone in Los Angeles County are impacted by Senate Bill No. 1137. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the NEPA. NEPA requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of an environmental assessment and, if necessary, an environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action have the potential to significantly impact the environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, may increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases. In January 2023, the CEQ released guidance, effective immediately, to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the NEPA. In May 2024, the CEQ published a final rule which, in the second and final “phase” of updates, revised the implementing regulations of the procedural provisions of NEPA and implemented amendments to NEPA included in the Fiscal Responsibility Act of 2023. More recently, in November 2024, the U.S. Court of Appeals for the D.C. Circuit held that the CEQ lacks authority to issue NEPA regulations. Additionally, upon taking office, President Trump signed an energy-related Executive Order that included ordering the CEQ to propose rescinding its NEPA regulations. As a result, there is currently significant uncertainty with respect to the scope of environmental analysis required under the NEPA.

Endangered Species Act and Migratory Bird Treaty Act

The ESA restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the MBTA. We may conduct operations on natural gas leases in areas where certain species that are or could be listed as threatened or endangered are known to exist. For example, in May 2024, the FWS issued a final rule listing the Dunes Sagebrush Lizard as endangered under the ESA and, in November 2022, the FWS formally listed two distinct population segments of the lesser prairie-chicken under the ESA. In August 2020, the FWS and the National Marine Fisheries Service issued three rules amending the implementation of the ESA regulations, among other things revising the process for listing species and designating critical habitat. A coalition of states challenged the three rules and, after the final rules were remanded, the FWS and NMFS revised the three rules. The revised regulations for classifying species and designating critical habitat, interagency cooperation, and protecting endangered and threatened species were finalized on April 5, 2024.

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

Our revenues, operating results, profitability, liquidity and ability to grow depend primarily upon the prices we receive for the oil, natural gas and NGL we sell. We require substantial expenditures to replace our oil, natural gas and NGL reserves, sustain production and fund our business plans, including our development plan. Low oil, natural gas and NGL prices resulting from reduced demand, which may be caused by the conflicts in Ukraine and Israel, substitution of renewable forms of energy for oil and gas, actions of OPEC and other factors materially affected our revenues, particularly before the effects of commodity derivatives, operating results and cash flows. Global oil, natural gas and NGL demand may negatively affect the amount of cash available for capital expenditures and debt repayment, our ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, low prices may reduce the quantities of oil, natural gas and NGL reserves that may be economically produced and result in an impairment of our oil and natural gas properties.

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

•worldwide and regional economic conditions, including the potential for a global recession, elevated interest rates and associated policies of the Federal Reserve, impacting the supply and demand for oil, natural gas and NGLs;

•changes in seasonal temperatures, including the number of heating degree days during winter months and cooling degree days during summer months;

•U.S. federal, state and local governmental regulation, including any proposed actions and/or tariffs by the new Trump Administration, and taxes;

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

•technological advances affecting energy consumption, including those related to new and emerging technologies;

•the price and availability of alternative fuels, including the potential acceleration of the development of alternative fuels;

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

•U.S. trade policies, including potential tariffs and their effect on U.S. oil and natural gas exports;

•expectations about future commodity prices; and

•the possibility of terrorist or cyberattacks and the consequences of any such attacks.

We have been negatively affected and may in the future be negatively affected by a drop in commodity prices.

Lower commodity prices may reduce our operating margins, cash flow and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves or make acquisitions could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. Any drop in commodity prices may adversely affect our drilling economics, cash flow and our ability to raise capital, which may require us to re-evaluate and postpone or substantially restrict our development program, and result in the reduction of some of our PUD reserves and related PV-0 and PV-10. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to meet our financial commitments or cause us to delay our planned capital expenditures.

We have consolidated our business over time through acquisitions, including the Uinta Transaction, the Western Eagle Ford Acquisitions and the SilverBow Merger and there are risks associated with integration of all of these assets, operations and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.

We intend to pursue a strategy focused on both reinvestment and future acquisitions, which is designed to obtain the optimal risk adjusted returns through commodity cycles. Accordingly, in the future we may make acquisitions of businesses, assets or properties that we expect to complement or expand our current assets. For example, in March 2022, we acquired certain exploration and production assets in the state of Utah pursuant to the Uinta Transaction. In 2023 and 2024, we also acquired certain exploration and production assets in the state of Texas pursuant to the Western Eagle Ford Acquisitions and the SilverBow Merger. However, we may not be able to identify attractive acquisition opportunities in the future. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any completed acquisition, including the Western Eagle Ford Acquisitions and the SilverBow Merger, will depend on our ability to integrate effectively the acquired business, asset or property into our existing operations. The process of integrating acquired businesses, assets and properties may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. For example, as with other operators in the area, certain potential midstream constraints may create operational challenges for us in the Uinta Basin. The integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue.

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

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our SEC reserves are based upon average commodity prices over the prior 12 months, which may not reflect actual prices received for our production. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $75.48 per Bbl of oil and $2.13 per MMBtu of natural gas as of December 31, 2024, which, in the case of oil, are higher than the five-year NYMEX forward curve range of $62.75 to $71.54 per Bbl and, in the case of natural gas, below the five-year NYMEX forward curve range of $3.04 to $4.77 per Mcf. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. The reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, our drilling program, production levels, and operating and development costs. Our ability to develop any identified drilling location is subject to various limitations and any drilling activities we are able to conduct may not be successful. As a result, our actual drilling activities may materially differ from those presently identified and could result in downward revisions of estimated proved reserves. In addition, loss of production and leasehold rights due to mechanical failure or depletion of wells and our inability to re-establish their production may occur in certain cases. Production from wellbores may be affected by nearby fracturing activities by offset operators or us, resulting in reserve revisions.

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

You should not assume that the present value of future net revenues from our proved reserves, as reflected in our Standardized Measure, PV-0 value and PV-10 value, is the current market value of our estimated oil and natural gas reserves. We currently base the estimated discounted future net revenues from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months. For example, our reserve volumes, PV-0 and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $75.48 per Bbl of oil and $2.13 per MMBtu of natural gas as of December 31, 2024, which, in the case of oil, is higher than the five-year NYMEX forward curve range of $62.75 to $71.54 per Bbl and, in the case of natural gas, below the five-year NYMEX forward curve range of $3.04 to $4.77 per Mcf. Accordingly, you are cautioned not to place undue weight on our reserve volumes, PV-0 or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

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

The unavailability or high cost of equipment, supplies, personnel and oilfield services, due to, among other things, potential tariffs, commodity price volatility or supply constraints as a result of the conflicts in Ukraine and the Middle East, elevated, interest rates and associated policies of the Federal Reserve or otherwise could adversely affect our ability to execute development and exploitation plans on a timely basis and within budget, and consequently could materially and adversely affect our anticipated cash flow.

We utilize third-party services to maximize the efficiency of our operation. The cost of oilfield services typically fluctuates based on demand for those services, and the increase in commodity prices and supply constraints due to potential tariffs, the conflicts in Ukraine and the Middle East, elevated interest rates and associated policies of the Federal Reserve or otherwise has increased the cost of oilfield services. While we currently have excellent relationships with oilfield service companies, there is no assurance that we will be able to contract for such services on a timely basis or that the cost of such services will remain at a satisfactory or affordable level. Shortages or the high cost of equipment, supplies or personnel could delay or adversely affect our development and exploitation operations, which could have a material and adverse effect on our business, financial condition or results of operations.

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

If our revenues or the borrowing base under the Revolving Credit Facility decrease as a result of lower commodity prices, operating difficulties, production cost increases, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to conduct our operations at expected levels. The Revolving Credit Facility and the documents governing our other indebtedness may restrict our ability to obtain new debt financing. If additional capital is required, we may not be able to obtain debt and/or equity financing on terms favorable to us, or at all which could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our reserves, production and cash flows, and could adversely affect our business, results of operation, financial conditions and ability to make payments on our outstanding indebtedness.

The development of our estimated PUD reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUD reserves may not be ultimately developed or produced.

Recovery of PUDs requires significant capital expenditures and successful drilling operations. At December 31, 2024, approximately 182.6 MMBoe of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2024 assumes that we will spend $2.8 billion to develop our estimated PUDs. Although cost and reserve estimates attributable to our oil and natural gas reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated PUDs, and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Additionally, extended declines in commodity prices will reduce the future net revenues of our estimated PUDs and may result in some projects becoming uneconomical. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material and adverse effect on our financial condition, results of operations and future cash flows.

Our development opportunities are scheduled to be developed over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such development. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.

As of December 31, 2024, we have undrilled locations, including both PUD drilling locations and unproved drilling locations. These drilling locations represent a meaningful part of our future development strategy. Our ability to drill and develop these drilling locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system, marketing and transportation constraints, regulatory approvals, labor, takeaway capacity and other factors. Because of these uncertain factors, we do not know if the drilling locations will ever be developed or if we will be able to produce oil or natural gas from these drilling locations at anticipated levels or at all. In addition, unless production is established within the spacing units covering the undeveloped acreage on which some of the locations are located, the leases for such acreage will expire. Therefore, our actual development activities may materially differ from those presently contemplated.

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

•compliance with, or changes in, environmental laws and regulations, including the IRA 2022 or as a result of the new Trump Administration, relating to air emissions, hydraulic fracturing and disposal of produced water, drilling fluids and other wastes, laws and regulations imposing conditions and restrictions on D&C operations and other laws and regulations, such as tax laws and regulations;

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

•our ability to maintain or enter into new relationships with project partners and independent contracts; and

•our access to capital.

We may also be unable to make attractive acquisitions or asset exchanges, which could inhibit our ability to grow, or could experience difficulty integrating any acquired assets and operations. It may be difficult to identify attractive acquisition opportunities and, even if such opportunities are identified, our debt agreements (including the indentures that govern the Senior Notes contain limitations on our ability to enter into certain transactions, which could limit our future growth.

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

Inflationary issues and associated changes in monetary policy previously have resulted in and such issues, as well as certain proposed tariffs, may in the future result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

The U.S. inflation rate began increasing in 2021 and remained elevated throughout 2023. These inflationary pressures resulted in additional increases to the costs of our oilfield goods, services and personnel, which in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation during such period likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times during such period. Although the U.S. Federal Reserve reduced benchmark interest rates in 2024, and may continue to reduce rates in 2025, to the extent such rates remain elevated above historic levels, we may continue to experience higher costs and may encounter further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

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

Pursuant to our Management Agreement, the Manager provides us with our senior management team and provides certain other management services. However, in each case such resources are not fully dedicated to our assets and operations, and the allocation of such resources is generally within the Manager’s discretion. See "Part III., Item 13. Certain Relationships and Related Party Transactions and Director Independence—Management Agreement.” Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the Manager’s personnel. We can offer no assurance that the Manager will continue to provide services to us or that we will continue to have access to the Manager’s personnel. The Management Agreement had an initial three-year term, was automatically renewed on December 7, 2024 for an additional three-year term ending December 7, 2027, and will have automatic three-year renewals thereafter. Upon the written notice to the Manager at least 180 days prior to the expiration of the initial term or any automatic renewal term, we may, without cause, decline to renew the Management Agreement upon the affirmative determination of at least two-thirds of its independent directors reasonably and in good faith, that (1) there has been unsatisfactory long-term performance by the Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) the fees payable to the Manager, in the aggregate, are materially unfair and excessive compared to those that would be charged by a comparable asset manager managing assets comparable to our assets, subject to Manager’s right to renegotiate the fees. If the Management Agreement is terminated and no suitable replacement is found to provide management and operating services for our oil and natural gas assets, we may not be able to execute our business plan, and our financial condition and results of operation may be materially and adversely affected.

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

A decline in future oil or natural gas prices, or other factors, could cause an impairment write-down of capitalized costs and a non-cash charge against future earnings. For example, during the year ended December 31, 2024, we recorded an impairment expense of $161.5 million related to Oil and natural gas properties that were determined not to be recoverable, and we recorded an impairment expense of $153.5 million, including $149.6 million related to Oil and natural gas properties that were determined not to be recoverable and $3.9 million related to Investments in equity affiliates during the year ended December 31, 2023. Additionally, as of December 31, 2024, certain of our non-operated assets had limited cushion between their carrying value and estimated undiscounted cash flows. As a result, a further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. Once incurred, a write-down of our assets cannot be reversed at a later date, even if oil or natural gas prices increase.

Our business is subject to operational risks that will not be fully insured. If any of the operational risks materialize our financial condition or results of operations could be materially and adversely affected.

Our business activities are subject to operational risks, including, but not limited to:

•damages to equipment caused by natural disasters such as earthquakes, and adverse weather conditions, including tornadoes, wildfires, hurricanes, extreme weather events and flooding;

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

Certain of our properties are subject to land use restrictions, including city ordinances, which could limit the manner in which we conduct our business. Such restrictions could affect, among other things, our access to and the permissible uses of our properties as well as the manner in which we produce oil and natural gas and may restrict or prohibit drilling in general. We are also subject to certain ordinances and restrictions promulgated by the Ute Indian Tribe as it relates to our operations in Uinta

Basin. The costs we incur to comply with such restrictions may be significant and our development and production activities may be delayed, curtailed or precluded by such restrictions.

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

Risks related to regulatory matters

The Inflation Reduction Act of 2022 imposed new costs on our operations and might contribute to an acceleration in the transition to a low carbon economy.

On August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 (“IRA 2022”) into law pursuant to the budget reconciliation process. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA 2022 imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge began in calendar year 2024 and the fee is based on certain thresholds established in the IRA 2022. We cannot predict whether, how, or when the Trump Administration might take action to revise or repeal the methane emissions charge. Additionally, Congress may take actions to repeal the IRA 2022, including with respect to the methane emissions charge, which timing or outcome similarly cannot be predicted. To the extent that the methane emissions charge is implemented as originally promulgated, as well as any other provision of the IRA 2022, it could increase our operating costs and adversely affect our business and results of operations.

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

The disposal of fluids gathered from oil and natural gas producing operations in underground disposal wells has been pointed to by some groups and regulators as a potential cause of increased induced seismic events in certain areas of the country, particularly in Oklahoma, Texas, Colorado, Kansas, New Mexico and Arkansas. Several states have adopted or are considering adopting laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing those requirements may issue orders directing certain wells in areas where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, in December 2021 the TRC issued a notice to suspend the permit of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area. Similarly, in Oklahoma, the Oklahoma Corporation Commission has at times limited drilling or ordered wells to be shut down in response to seismic activity. In November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other oilfield fluids may increase our costs or have other adverse impacts on our operations.

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

In addition, the pipelines used to gather and transport natural gas being produced by us are also subject to regulation by the DOT through PHMSA. PHMSA has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. These standards may be revised by PHMSA over time. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations. As part of the Consolidated Appropriations Act of 2021, the U.S. Congress reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including but not limited to the issuance of final regulations to require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. PHMSA has issued various rules to address certain of these requirements. For example, in January 2025, PHMSA finalized a rule to address the management of methane emissions through more stringent leak detection and repair requirements, among other matters. However, the Trump Administration's position on such ruling is currently unknown and we cannot predict any reaction of the Trump Administration with respect to such ruling. Notwithstanding this, PHMSA is continuing to work on developing additional regulations related to safety oversight of gas gathering pipelines, and additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operating costs that could be significant. In addition, should we fail to comply with PHMSA or comparable state regulations, we could be subject to substantial fines and penalties. As of December 28, 2023, the maximum civil penalties PHMSA can impose are $266,015 per violation per day, with a maximum of $2,660,135 for a related series of violations.

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Domenici-Barton Energy Policy Act of 2005 ("EPAct 2005"), FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1,584,648 per day (adjusted annually for inflation) for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. The EPAct 2005 also authorized FERC to impose civil penalties for violations of the ICA and FERC regulations thereunder, up to a maximum amount that is adjusted annual for inflation, which for 2025 equals $16,590 per day, per violation. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Items 1 and 2. Business and Properties – Legislative and regulatory environment.”

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

Additionally, FERC, the FTC and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to our business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil and natural gas, and any hedging activities related to these energy commodities, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. These agencies have substantial enforcement authority, including the ability to impose penalties for current violations of $1,584,648 per day (adjusted annually for inflation) by FERC, $1,487,712 (adjusted annually for inflation) by the CFTC, and $1,510,803 (adjusted annually for inflation) by the FTC, for each violation. The FERC has also imposed requirements related to reporting of natural gas sales volumes that may impact the formation of prices indices. Additional rules and legislation pertaining to these and other matters may be considered or adopted from time to time. Our failure to comply with these or other laws and regulations administered by these agencies could subject us to criminal and civil penalties, as described in "Items 1 and 2. Business and Properties—Legislative and regulatory environment." Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect our financial condition or results of operations.

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

Fuel conservation measures, alternative fuel requirements, elevated consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices, and incentives or funding for renewable energy projects included in governmental regulations, such as those contained in the IRA 2022, could reduce demand for oil and natural gas. The impact of any changing demand for oil and natural gas may have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to a series of risks arising from climate change.

Climate change continues to attract considerable public and scientific attention. As a result, our operations as well as the operations of our non-operated assets are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHG. At the federal level, no comprehensive climate change law or regulation has been implemented to date, though the IRA 2022 advances numerous climate related objectives. The EPA has, however, adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, and together with DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to controversy in recent years the Trump Administration’s position on such regulations its reaction to such regulations is currently unknown. For more information, see "Items 1 and 2. Business and Properties—Legislative and regulatory environment—Air emissions."

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, California, through CARB, has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented LCFS and associated tradable credits that require a progressively lower carbon intensity of the state’s fuel supply than baseline gasoline and diesel fuels. Such programs work alongside increased regulation by California seeking to reduce both the supply and demand for fossil fuels in the state, to include, for example, the phasing out of the sale of vehicles with internal combustion engines. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado. Colorado has begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In October 2024, the Colorado Energy and Carbon Management Commission finalized rules that require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The rules also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas.

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

Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emission reduction targets every five years after 2020. Although the United States withdrew from the agreement, President Biden signed executive orders recommitting the United States to the agreement and, in April 2021, announced a target of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, in January 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement and from any other commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitments made by the United States pursuant to the same. The full impact of these recent developments is uncertain at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States and has included various climate change related pledges and actions. For example, in January 2024, the Biden Administration temporarily paused pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with. However, upon taking office in January 2025, President Trump signed an Executive Order resuming the processing of permit applications for such projects. For more information, see our regulatory disclosure in “Items 1 and 2. Business and Properties.” Litigation risks are also increasing, as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. There have also recently been certain increasing financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies concerned about potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, in March 2024, the SEC released a final rule requiring climate-related disclosures from registrants, including data on Scope 1 and 2 GHG emissions as well as any set climate-related targets and goals. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges; moreover, it is uncertain whether, under the new Trump Administration, the SEC will change or revoke the rule, and we cannot predict whether such action will occur or its timing. If the final rules are implemented as currently written, we also cannot predict how such disclosures may be considered by financial institutions and investors when making investments decisions, and it is possible that we could face increased costs or restrictions on our access to capital.

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

In addition, the BLM finalized a rule in April 2024 updating the fiscal terms of oil and gas leases on federal lands and the criteria BLM considers when determining whether to lease nominated land. For more information, see our regulatory disclosure in "Items 1 and 2. Business and Properties—Legislative and regulatory environment—Hydraulic fracturing."

In addition, some states, including Texas, have adopted, and other states are considering adopting, regulations that restrict or could restrict hydraulic fracturing in certain circumstances and that require the disclosure of the chemicals used in hydraulic fracturing operations. Further, state and local governmental entities have exercised the regulatory powers to regulate, curtail or in some cases prohibit hydraulic fracturing. For example, Colorado has adopted more stringent setbacks for oil and gas development and, in October 2024, adopted final rules that would apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions targets for oil and gas operators. In California, Senate Bill No. 1137 was signed into law on September 16, 2022, which establishes 3,200 feet as the minimum distance between new oil and gas production wells and certain sensitive receptors such as home, schools or parks effective January 1, 2023. However, on February 3, 2023, the Secretary of State of California certified a requisite number of signatures collected by proponents of a voter referendum, thereby qualifying the Bill for the November 2024 ballot. In June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging Senate Bill No. 1137 in court. The provisions of Senate Bill No. 1137 became effective immediately in June 2024. In September 2024, the Governor of California signed into law Assembly Bill 218, which delays the deadline for some compliance with applicable regulations implementing Senate Bill No. 1137 until July 1, 2026, and further delays compliance with certain other requirements of Senate Bill No. 1137 by up to three years. New laws or regulations that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable and increase our cost of doing business. Such increased costs and any delays or curtailments in our production activities could have a material and adverse effect on our business, prospects, financial condition, results of operations and liquidity.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, such as those restrictions imposed under the federal ESA and MBTA. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist, such as the dunes sagebrush lizard, lesser prairie chicken, and greater sage grouse, and where other species that potentially could be listed as threatened or endangered under the ESA may exist. In May 2024, the FWS issued a final rule listing the dunes sagebrush lizard as endangered under the ESA and, in November 2022, the FWS listed two distinct population segments of the lesser prairie-chicken under the ESA. Additionally, the Biden Administration took action to broaden enforcement under the ESA, including expanding the definition of “critical habitat.” The designation of previously unprotected species in areas where we operate as threatened or endangered, a recategorization of a species from threatened to endangered, or an expansion of areas designated as “critical habitat” could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration, development and production activities that could have an adverse impact on our ability to develop and produce our reserves. To the extent species are listed or critical habitats are designated under the ESA or similar laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Increased attention to sustainability-related matters and conservation measures may adversely impact our business.

Increased attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary sustainability disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we may create and publish voluntary disclosures regarding sustainability-related matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions and hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability-related matters. We may also announce participation in, or certification under, various third-party sustainability or climate-related frameworks in an attempt to improve our sustainability profile, but such participation or certification may be costly and may not achieve the desired results. Additionally, while we may announce various voluntary climate or sustainability-related targets, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our environmental impact instead of actual changes in our environmental performance. However, we cannot guarantee that there will be sufficient offsets available for purchase given the demand from numerous businesses implementing net zero goals, or that offsets we do purchase will successfully achieve the emissions reductions they represent. Also, despite these aspirational goals and any other actions taken, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings and any recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects. Additionally, to the extent sustainability-related matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. sustainability-related matters may also impact our suppliers and customers, which may ultimately have adverse impacts on our operations.

Furthermore, certain public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential benefits. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including greenwashing. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those advocating for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental or social commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risk from private parties and governmental authorities related to our sustainability-related efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. In addition, certain institutions have also undertaken anti-ESG initiatives focused around their view of the politicization of ESG issues. We could face increasing costs as we attempt to comply with and navigate further regulatory sustainability-related focus and scrutiny.

Risks related to our indebtedness

We are partially dependent on our Revolving Credit Facility and continued access to capital markets to successfully execute our operating strategies.

If we are unable to make capital expenditures or acquisitions because we are unable to obtain capital or financing on satisfactory terms, we may experience a decline in our oil and gas production rates and reserves. We are partially dependent on external capital sources to provide financing for certain projects. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. Elevated interest rates may increase the cost of capital and prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to among other things, the conflicts in Ukraine and Israel, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. If our revenues decline as a result of lower oil, gas or NGL prices, operating difficulties, declines in production or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our failure to obtain additional financing could result in a curtailment of our operations or not make acquisitions, which in turn could lead to a possible reduction in our oil or gas production, reserves and revenues, not having sufficient liquidity to meet future financial obligations and could negatively impact our results of operations.

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

We may sell additional shares of our Class A Common Stock in subsequent offerings. In addition, subject to certain limitations and exceptions, OpCo Unit Holders may redeem their OpCo Units (together with a corresponding number of shares of our Class B Common Stock) for shares of our Class A Common Stock (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then sell those shares of our Class A Common Stock. At December 31, 2024, we had 187,070,725 outstanding shares of Class A Common Stock and 65,948,124 outstanding shares of Class B Common Stock. Independence’s former owners own all of the outstanding shares of our Class B Common Stock, representing approximately 26% of our total outstanding common stock at such date.

Pursuant to the 2021 Registration Rights Agreement and the Ridgemar Registration Rights Agreement, we have registered for resale all of the shares of our Class A Common Stock (including shares of Class A Common Stock to be issued upon redemption of a corresponding number of Class B Common Stock) held by the former owners of Independence and Ridgemar. The 2021 Registration Rights Agreement provides for additional demand and "piggyback" rights that would facilitate future sales of our Class A Common Stock in the public market. In addition to sales pursuant to such registration by selling stockholders, certain of our significant stockholders, including certain of Independence's former owners, have distributed shares of our securities that they hold to their investors who themselves may then sell into the public market. Any sales of such securities may depress the price of our shares. Furthermore, we filed registration statements with the SEC on Form S-8 providing for the registration of 6,520,410 shares of our Class A Common Stock issued or reserved for issuance under the Equity Incentive Plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144 under the Securities Act of 1933, as amended, shares registered under the registration statement on Form S-8 have been made available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our Class A Common Stock or securities convertible into Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock will have on the market price of our Class A Common Stock. Sales of substantial amounts of our Class A Common Stock (including shares issued in connection with an acquisition and/or sales by our existing stockholders in the public or private markets), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A Common Stock and may impair our ability to raise capital through future offerings.

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

Our hedging contracts may result in substantial gains or losses. For example, we had realized commodity derivative losses of $35.9 million in 2024, and we may realize additional substantial future losses due to our hedging activities. In addition, if we enter into any hedging contracts and experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity.

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

Certain employees of our operating subsidiaries have profits interests that may require substantial payouts, particularly upon liquidation of any such operating subsidiary or a disposition of assets, and may result in substantial accounting charges. Such payouts are linked to the achievement of certain return thresholds and would be paid in the event of such liquidation or disposition in a proportionate amount to the amount of cash received in respect of such liquidation or disposition. For additional information, please read "Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General and Administrative Expense" and NOTE 13 – Equity-Based Compensation Awards in the notes to our audited financial statements for the year ended December 31, 2024 included herein.

Our only principal asset is our interest in OpCo; accordingly, which in turn holds interests in our operating subsidiaries; we depend on distributions and other payments from OpCo and our operating subsidiaries, the amount of which will depend on various factors.

We are a holding company and have no material assets other than our ownership interest in OpCo, which in turn holds interests in our operating subsidiaries. We have no independent means of generating revenue or cash flow and we anticipate that the only source of our earnings will be cash distributions from our operating subsidiaries. Because we have no independent means of generating revenue, our ability to make tax payments and payments under the Management Agreement is dependent on the ability of OpCo to make distributions to us in an amount sufficient to cover such obligations. This ability, in turn, depends on the ability of our operating subsidiaries to make distributions to OpCo.

The ability of OpCo, our operating subsidiaries and other entities in which OpCo directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments of OpCo or its subsidiaries and other entities in which OpCo directly or indirectly holds an equity interest, including any restrictions on the payment of distributions required under the Revolving Credit Facility. In addition, we do not wholly own certain of our operating subsidiaries. As a result, if such operating subsidiaries make distributions, including tax distributions, they will also have to make distributions to their noncontrolling interest owners. The amount of cash that our operating subsidiaries can distribute each quarter to their owners principally depends upon the amount of cash they generate from their operations, which will fluctuate from quarter to quarter based on, among other things, the amount of oil and natural gas our operating subsidiaries produce from existing wells; our operating subsidiaries’ ability to fund their drilling and development plans; the levels of investments in each of our operating subsidiaries, which may be limited and disparate; and prevailing economic conditions, including the supply of, or demand for, oil, natural gas and NGLs.

To the extent OpCo has available cash and subject to the terms of any current or future indebtedness agreements, we intend to cause OpCo (i) to make pro rata cash distributions to holders of OpCo Units, including us, in an amount sufficient to allow us to pay our taxes and to make payments under the Management Agreement and (ii) to make payments to us to reimburse us for our corporate and other overhead expenses. We generally expect OpCo to fund such distributions and payments out of available cash. When OpCo makes distributions, the holders of OpCo Units will be entitled to receive proportionate distributions based on their interests in OpCo at the time of such distribution. To the extent that we need funds and OpCo or our operating subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future indebtedness agreements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

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

Changes to applicable tax laws and regulations or exposure to additional tax liabilities could adversely affect our business, results of operations, financial condition and cash flows.

We are subject to various complex evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently applicable to natural gas and oil exploration and development companies. Such proposed legislative changes include, but are not limited to, (i) the elimination of current deductions for intangible drilling and development costs, (ii) the elimination of the percentage depletion allowance for oil and natural gas properties, (iii) an extension of the amortization period for certain geological and geophysical expenditures,(iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the U.S. federal income tax rate applicable to corporations. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any legislation as a result of these proposals, any change or modification of current tax laws, any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the U.S. Internal Revenue Service or other tax authorities increase our future tax liabilities and adversely affect our business, results of operations, financial condition and cash flows.

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

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Under the new Trump Administration, additional sanctions to certain other countries have been proposed. These sanctions, including the threat of potential sanctions, and actions by countries in response thereto may cause disruptions in international supply chains, financial activities and operations, the full costs, burdens, and limitations of which are currently unknown and may become significant. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Our business could be negatively affected by security threats, including cyber security threats, and other disruptions and is subject to complex and evolving laws and regulations regarding privacy and data protection.

We face various security threats, including cyber security threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist or criminal actors. The potential for such security threats has subjected our operations to increased risks that could have a material and adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring, particularly given the unpredictability of the timing, nature, and scope of breaches, attacks, disruptions and other incidents. If any of these incidents were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cyber security attacks in particular are becoming more sophisticated and include, but are not limited to, installation of malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The U.S. government also has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability. While we maintain insurance that covers certain security and privacy breaches, we may not carry appropriate or sufficient coverage to compensate for all potential liability, and such insurance may not continue to be available to us on reasonable terms, if at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our business is dependent upon our and our operators’ computer systems, devices and networks (including both operational and information technology) to collect, process and store the data necessary to conduct almost all aspects of our business, including the operation of our oil and natural gas assets and the recording and reporting of commercial and financial information. We recognize the importance of developing, implementing, and maintaining effective cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We maintain a cybersecurity risk management program to identify, assess, manage, mitigate, and respond to cybersecurity threats.

Managing material risks and integrated overall risk management

Our cybersecurity risk management program incorporates various mechanisms to detect and monitor unusual network activity, as well as containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business and have processes to assess those issues for potential cybersecurity impact or risk. We also leverage information from industry groups, including ONE-ISAC, for benchmarking and awareness of cybersecurity best practices.

We have integrated our cybersecurity risk management program into our broader enterprise risk management framework. This integration is designed to make cybersecurity considerations an integral part of our decision-making processes at every level, and we believe that this integration allows cybersecurity risks to be evaluated and addressed in alignment with our business objectives and operational needs.

We maintain an information security policy based upon the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") that applies to all employees and is intended to define best practices and safe behaviors for cybersecurity protection. We also use enterprise-wide tools and services to promote secure practices, including, endpoint detection and response, data backups, training and testing. We aim to provide training to our employees at least quarterly on cybersecurity practices through our security awareness training platform and endeavor to conduct simulated phishing exercises on a monthly cadence.

In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board of Directors, as appropriate.

The underlying practices and controls of the cyber risk management program are based on the NIST CSF. We have several deployed teams with distinct roles and responsibilities across our Information Technology, Operational Technology, and Cybersecurity divisions. Our Cybersecurity team comprises in-house personnel with specialized expertise, supported by external managed security services providers, consultants, and retainer services. The Cybersecurity team reports directly to our technology risk management committee, which is comprised of senior and management-level operations, finance, accounting, legal, HR, IT, and OT employees. We aim to perform, an annual assessment of our cybersecurity risk management program against the NIST CSF. We assess third-party cybersecurity controls through a variety of methods including review of available Trust and Assurance reports and include security and privacy addendums to our contracts where applicable. As part of our existing cybersecurity risk management program, we identify and as necessary, remediate, risks related to our critical IT vendors.

Risks from cybersecurity threats

We face risks from cybersecurity threats that could have a material and adverse effect on our business. As of the date of this report, though our service providers may have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business, financial condition, results of operations or cash flows. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could potentially negatively impact the Company. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See "Part I., Item 1A. Risk Factors" for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Board of Directors' oversight and management's role

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Assessments of cybersecurity risks are communicated, not less than quarterly, to management by our technology risk management committee, which holds responsibility for prioritizing the remediation of cybersecurity risk, evaluating the effectiveness of compensating controls, and consulting with Internal Audit on their evaluations of the effectiveness of our control environment. The technology risk management committee is led by senior members of our finance, accounting, human resources, IT, operations and legal teams, who have a combined average experience of 23.5 years. The technology risk management committee reports to Management, who in turn briefs the Audit Committee on the effectiveness of our cybersecurity risk management program on a quarterly basis. In addition, cybersecurity risks are reviewed by our Board of Directors, at least annually, as part of our corporate risk mapping exercise.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). We have approximately $119.5 million of repurchase authorization under such program remaining as of December 31, 2024. Such repurchases may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

The IRA 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such excise tax, the “Stock Buyback Tax”). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our stock repurchase program in the year ended December 31, 2023, and will continue to apply in subsequent taxable years.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed and traded on the NYSE under the ticker symbol "CRGY." As of January 31, 2025, we had 217 Class A common stock shareholders of record and two Class B common stock shareholders of record. Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the Revolving Credit Facility and the indentures governing the Senior Notes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to our repurchases of shares of Class A common stock during the quarter ended December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs. (in thousands)
10/1/2024 - 10/31/2024	45,618	$10.99	45,618	$119,454
11/1/2024 - 11/30/2024	—	—	—	—
12/1/2024 - 12/31/2024	—	—	—	—
Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report and also with "Part I., Item 1A. Risk Factors" of this Annual Report. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the years ended December 31, 2024 and 2023. Refer to our 2023 Annual Report filed March 4, 2024 for discussion and analysis of the changes in results of operations between the years ended December 31, 2023 and 2022. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Annual Report , particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas' attack against Israel and the ensuing conflict and escalation of tensions in the Middle East (including with Lebanon and Yemen), supply chain constraints, elevated interest rates and costs of capital and political and regulatory uncertainties, including any proposed tariffs. Furthermore, the United States has experienced, and may continue to experience, a significant inflationary environment, which began in 2022 that, along with international geopolitical risks, has contributed to concerns of a potential recession in the United States in 2025 that has created further volatility. In December 2024, OPEC announced an extension of its production cuts of approximately 2.2 million barrels per day through the end of March 2025. The actions of OPEC with respect to oil production levels and announcements of potential changes in such levels, including agreement on and compliance with production cuts, may result in further volatility in commodity prices and the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

Certain of our non-operated assets in proved oil and natural gas properties, which have a carrying value of $264.8 million, have limited cushion between their carrying value and estimated undiscounted cash flows at the current forward commodity price curve as of December 31, 2024. A further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022 and into 2023 and has remained relatively stable through 2024. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates in 2022, continuing through 2023. The U.S. Federal Reserve made cuts to benchmark interest rates in 2024 and it is currently anticipated that it will make additional cuts; however, there is no guarantee that such additional cuts will occur. Although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated inflation remains, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Risks related to the oil and natural gas industry—Continuing or worsening inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise."

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

Capital market transactions

2024 Senior Notes Offerings

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "June 2024 Offering"). In September 2024, we issued an additional $250.0 million, aggregate principal amount of 2033 Notes at 101.000% of par (the "September 2024 Offering," and together with the June 2024 Offering, the "2033 Notes Offerings"). The aggregate proceeds from the 2033 Notes Offerings were approximately $982.1 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to finance the majority of the SilverBow Merger, including (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, and (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

All issuances of the 2033 Notes are treated as a single series of securities under the indenture governing the 2033 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

In March 2024, we issued $700.0 million aggregate principal amount of 7.625% senior notes due 2032 (the "2032 Notes") at par (the “March 2024 Offering”). In December 2024, we issued an additional $400.0 million, aggregate principal amount of 2032 Notes at 100.250% of par (the "December 2024 Offering," and together with the March 2024 Offering, the "2032 Notes Offerings"). The aggregate proceeds from the 2032 Notes Offering were approximately $1,080.7 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the majority of the consideration of the Tender Offer and Redemption (each term as defined below) of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs, as discussed further below. We used the proceeds from the December 2024 Offering to repay the amounts outstanding under our Revolving Credit Facility.

All issuances of the 2032 Notes are treated as a single series of securities under the indenture governing the 2032 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

2024 Equity Transactions

In December 2024, we conducted an underwritten public offering of 24.7 million shares of Class A Common Stock at a price to the public of $14.00 per share (not including underwriter discounts and commissions) (the "December 2024 Equity Issuance"). This included 3.2 million shares of Class A Common Stock that were issued upon the underwriters exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement. We received net proceeds of approximately $329.3 million from the 2024 Equity Issuance, after deducting underwriting fees and expenses.

On April 1, 2024, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, exercised its redemption right with respect to 6.0 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "April 2024 Class A Redemption"). The shares of Class A Common Stock were subsequently sold by Independence Energy Aggregator L.P. at a price per share of $10.74, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the April 2024 Class A Redemption.

In March 2024, 16.1 million OpCo Units were acquired from Independence Energy Aggregator L.P. and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Redemption"). Of the total OpCo Units acquired, 13.8 million were exchanged for shares of Class A Common Stock, which were subsequently sold in an underwritten public offering at a price to the public of $10.50 per share, or a net price of $9.87 per share after deducting the underwriters' discounts and commissions, from which we did not receive any proceeds, nor incur any material expenses with respect to such acquisition. In connection with the underwritten public offering, we repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for $22.7 million in cash and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Repurchase," together with the March 2024 Redemption, the "March 2024 Equity Transactions").

2023 Class A Redemption

During 2023, an affiliate of KKR exercised its redemption right with respect to approximately 30.6 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2023 Class A Redemption"). Approximately 27.6 million of those shares of Class A Common Stock were subsequently distributed to certain of its legacy investors in privately-managed funds and accounts. The remaining 3.0 million shares of Class A Common Stock were subsequently sold by affiliates of KKR at a price per share of $10.90, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses associated with the 2023 Class A Redemption.

September 2023 Underwritten Public Offering

In September 2023, we conducted an underwritten public offering of 12.7 million shares of Class A Common Stock at a price to the public of $12.25 per share (not including underwriter discounts and commissions). This included 1.7 million shares of Class A Common Stock that were issued upon the underwriters exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement. We received net proceeds of $145.7 million from the Equity Issuance (the "2023 Equity Issuance," and together with the 2024 Equity Issuance, the "Equity Issuances"), after deducting underwriting fees and expenses.

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

Acquisitions, divestitures and related reorganization

Acquisitions and related reorganization

Ridgemar Acquisition

On December 3, 2024, we entered into the Membership Interest Purchase Agreement (the “Ridgemar Acquisition Agreement”) pursuant to which we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”). In connection with the closing of the Ridgemar Acquisition in the first quarter of 2025, we paid $819 million in cash and issued 5.5 million shares of our Class A Common Stock to former Ridgemar owners, before any customary post closing adjustments (the "Ridgemar.Acquisition"). In addition, we agreed to pay up to $170.0 million in earn-out consideration paid quarterly in fiscal years 2026 and 2027 based on the quarterly NYMEX WTI price of crude oil in fiscal years 2026 and 2027 (collectively, the "Ridgemar Consideration”).

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

Other Acquisitions

In January 2025, we acquired from unaffiliated third parties additional interests in Crescent operated oil and gas properties, rights and related assets located in Webb County, Texas for aggregate consideration of approximately $21.2 million, subject to customary post closing adjustments.

In October 2024, we acquired from unaffiliated third parties certain interests in oil and gas properties, rights and related assets located in Atascosa, Frio, La Salle and McMullen Counties, Texas for aggregate consideration of approximately $156.0 million, including certain customary purchase price adjustments.

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

Divestitures

During 2024, we sold non-core assets to unrelated third-party buyers for $54.8 million in aggregate cash proceeds and recorded a gain of approximately $29.4 million on the sale of these assets.

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

We are members of the Oil & Gas Methane Partnership 2.0 Initiative, or OGMP 2.0, and received Gold Standard pathway ratings in 2022, 2023 and 2024 for our credible plan to more accurately measure our methane emissions. OGMP 2.0 is the United Nations Environment Programme's flagship oil and gas reporting and mitigation program and the leading industry standard for methane emissions reporting. We also established a Sustainability Advisory Council, an outside council comprising leading exports across key sustainability topics, to advise management and our Board of Directors on sustainability-related issues. See additional materials on our website at www.crescentenergyco.com/sustainability. However, please note that the contents and other materials on our website in general, are not intended or deemed to be incorporated into this Annual Report by reference.

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

We expect to fund our 2025 capital program through cash flow from operations. Due to the flexible nature of our capital program and the fact that the majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Year Ended December 31,
	2024	2023	2022
Oil	76%	76%	66%
Natural gas	13%	16%	25%
NGLs	11%	8%	9%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 5% or less of our total revenues for each of the years ended December 31, 2024, 2023 and 2022.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Year Ended December 31,
	2024	2023	2022
Oil (MBbls)	29,945	24,287	21,865
Natural gas (MMcf)	183,227	130,629	128,470
NGLs (MBbls)	13,154	8,475	7,110
Total (MBoe)	73,637	54,533	50,387
Daily average (MBoe/d)	201	149	138

Total sales volume increased 19,104 MBoe during the year ended December 31, 2024 compared to 2023. The increase is primarily due to the SilverBow Merger and our Western Eagle Ford Acquisitions, which closed in the second half of 2023.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, either as a result of the COVID-19 pandemic and recovery, Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, the Israel-Hamas conflict and the broader conflict in the Middle East, actions taken by OPEC, sustained elevated inflation and increased U.S. drilling activity or otherwise. Uncertainty persists regarding OPEC’s actions, increased U.S. drilling, proposed tariffs, inflation and the armed conflicts in Ukraine and the Middle East. Additionally, market concern regarding the health of the global banking sector and any resultant recessionary effects contributed, among other factors, to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Year Ended December 31,
	2024	2023	2022
Oil	67%	65%	64%
Natural gas	51%	57%	66%
NGLs	6%	16%	46%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Oil (Bbl):
Average NYMEX	$75.72	$77.62	$94.23
Realized price (excluding derivative settlements)	71.14	72.09	90.06
Realized price (including derivative settlements) (1)	67.38	65.04	71.98
Natural Gas (Mcf):
Average NYMEX	$2.27	$2.74	$6.64
Realized price (excluding derivative settlements)	1.91	2.84	5.97
Realized price (including derivative settlements) (1)	2.33	2.83	3.42
NGLs (Bbl):
Realized price (excluding derivative settlements)	$24.10	$22.76	$37.72
Realized price (including derivative settlements) (1)	24.05	24.95	29.70

(1)The realized price presented above does not include $60.8 million received from the settlement of acquired oil, gas and NGL derivative contracts for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the realized price presented above does not include $61.5 million and $49.9 million paid for the settlement of acquired oil derivative contracts, respectively.

Results of operations:

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues (in thousands):
Oil	$2,130,418	$1,750,961	$379,457	22%
Natural gas	349,858	371,066	(21,208)	(6%)
Natural gas liquids	316,981	192,870	124,111	64%
Midstream and other	133,662	67,705	65,957	97%
Total revenues	$2,930,919	$2,382,602	$548,317	23%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$71.14	$72.09	$(0.95)	(1%)
Natural gas ($/Mcf)	$1.91	$2.84	$(0.93)	(33%)
NGLs ($/Bbl)	$24.10	$22.76	$1.34	6%
Total ($/Boe)	$37.99	$42.45	$(4.46)	(11%)
Net sales volumes:
Oil (MBbls)	29,945	24,287	5,658	23%
Natural gas (MMcf)	183,227	130,629	52,598	40%
NGLs (MBbls)	13,154	8,475	4,679	55%
Total (MBoe)	73,637	54,533	19,104	35%
Average daily net sales volumes:
Oil (MBbls/d)	82	67	15	22%
Natural gas (MMcf/d)	501	358	143	40%
NGLs (MBbls/d)	36	23	13	57%
Total (MBoe/d)	201	149	52	35%

Oil revenue. Oil revenue increased $379.5 million, or 22%, in 2024 compared to 2023. This increase was driven by a $407.9 million increase from higher sales volumes (15 MBbl/d, or 22%), partially offset by lower realized oil prices that resulted in a decrease of $28.4 million (a decline of 1% per Bbl). The increase in sales volumes was primarily driven the SilverBow Merger and our Western Eagle Ford Acquisitions, which closed in the second half of 2023. The decrease in realized oil prices was due to lower index prices, which was partially offset by price realizations.

Natural gas revenue. Natural gas revenue decreased $21.2 million, or 6%, in 2024 compared to 2023. This decrease was driven by lower realized natural gas prices that resulted in a decrease of $170.6 million (a decline of 33% per Mcf), partially offset by a $149.4 million increase from higher sales volumes (143 MMcf/d, or 40%). The increase in sales volumes was primarily due to the SilverBow Merger and our Western Eagle Ford Acquisitions, which closed in the second half of 2023. The decrease in realized natural gas prices was due to lower index prices and associated realizations.

NGL revenue. NGL revenue increased $124.1 million, or 64%, in 2024 compared to 2023. This increase was driven by a $106.5 million increase from higher sales volumes (13 MBbl/d, or 57%) and higher realized NGL prices that resulted in an increase of $17.6 million (an increase of 6% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and our Western Eagle Ford Acquisitions, which closed in the second half of 2023.

Midstream and other revenue. Midstream and other revenue increased $66.0 million, or 97%, in 2024 compared to 2023, due to higher oil blending revenues in 2024.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Expenses (in thousands):
Operating expense	$1,278,055	$1,078,338	$199,717	19%
Depreciation, depletion and amortization	949,480	675,782	273,698	41%
Impairment expense	161,542	153,495	8,047	NM*
General and administrative expense	336,219	140,918	195,301	139%
Other operating costs	(12,839)	9,328	(22,167)	(238%)
Total expenses	$2,712,457	$2,057,862	$654,596	32%
Selected expenses per Boe:
Operating expense	$17.36	$19.77	$(2.41)	(12)%
Depreciation, depletion and amortization	12.89	12.39	0.50	4%

*NM = Not meaningful.

Operating expense. Total operating expense increased $199.7 million, or 19%, in 2024 compared to 2023, driven primarily by the following factors:
(i)Lease and asset operating expenses increased $50.1 million, or 9%, in 2024 compared to 2023. Additionally, lease and asset operating expense per Boe decreased $2.09 per Boe from $10.67 per Boe to $8.58 per Boe. This $50.1 million increase was driven primarily by higher production from the SilverBow Merger and Western Eagle Ford Acquisitions, which closed in the second half of 2023, partially offset by cost reduction measures on our other assets. The additional costs from our acquisitions was more than offset on a per Boe basis with the additional volumes and cost reduction measures.
(ii)Gathering, transportation and marketing expense increased $77.8 million, or 33%, in 2024 compared to 2023. However, gathering, transportation and marketing expense per Boe decreased $0.06 per Boe from $4.31 per Boe to $4.25 per Boe. This increase in expense was driven primarily by the SilverBow Merger and our Western Eagle Ford Acquisitions, which closed in the second half of 2023, but was more than offset by the additional volumes from these acquisitions.
(iii)Production and other taxes decreased $0.3 million, or 0%, in 2024 compared to 2023 and decreased $0.78 per Boe, or 26%, to $2.21 per Boe. This decrease was driven primarily by lower effective tax rates and increased gathering, transportation and marketing expense, which decreased the tax base upon which our production and other taxes are calculated.
(iv)Workover expense increased $1.9 million in 2024 compared to 2023, and decreased $0.25 per Boe from $1.07 per Boe to $0.82 per Boe. This increase was primarily caused by the SilverBow Merger.
(v)Midstream operating expense increased $70.3 million, or 177%, in 2024 compared to 2023, primarily due to increased crude oil blending expense. The additional crude oil blending expense was more than offset by additional oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $273.7 million, or 41%, in 2024 compared to 2023, driven primarily by increased production from the SilverBow Merger and our Western Eagle Ford Acquisitions and an increased DD&A rate.

Impairment expense. During the years ended December 31, 2024 and 2023, we evaluated our Oil and natural gas properties and Investments in equity affiliates and determined that certain amounts were impaired. As a result of our evaluations, during the year ended December 31, 2024, we recorded an impairment expense of $161.5 million related to Oil and natural gas properties that were determined not to be recoverable. During the year ended December 31, 2023, we recorded an impairment expense of $153.5 million, including $149.6 million related to Oil and natural gas properties that were determined not to be recoverable and $3.9 million related to Investments in equity affiliates.

General and administrative expense. General and administrative expense ("G&A") increased $195.3 million, or 139%, in 2024 compared to 2023, driven primarily by (i) an increase in equity-based compensation expense of $110.5 million (2024 and 2023 include additional catch up expense of $121.8 million and $30.4 million, respectively, due to change in estimate), (ii) $63.8 million higher transaction and nonrecurring related expenses primarily driven by the SilverBow Merger and (iii) higher recurring G&A, primarily driven by higher Manager Compensation expense. The increase in the Manager Compensation expense is due to an increase in public ownership of Class A Common Stock and a corresponding increase in ownership of OpCo as a result of (i) our equity issuances, and (ii) share redemptions for our Class A Common Stock.

	Year Ended December 31,
	2024	2023	$ Change	% Change
General and administrative expense (in thousands)
Recurring general and administrative expense	$72,857	$51,949	$20,908	40%
Transaction and nonrecurring expenses	69,881	6,033	63,848	1,058%
Equity-based compensation	193,481	82,936	110,545	133%
Total general and administrative expense	$336,219	$140,918	$195,301	139%
General and administrative expense per Boe:
Recurring general and administrative expense	$0.99	$0.95	$0.04	4%
Transaction and nonrecurring expenses	0.95	0.11	0.84	764%
Equity-based compensation	2.63	1.52	1.11	73%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $22.2 million compared to 2023, primary driven by a $29.4 million higher gain on sale of assets recognized in 2024, partially offset by $7.3 million in higher exploration expenses.

Interest expense. In 2024, we incurred interest expense of $216.3 million, as compared to $145.8 million in 2023, a 48% increase. The increase was primarily driven by higher average debt balances driven by the SilverBow Merger and the Western Eagle Ford Acquisitions.

Loss on extinguishment of debt. In 2024, we incurred a loss on the extinguishment of debt of $59.1 million composed of (i) $22.6 million related our 2026 Notes, of which $14.8 million is associated with the premium and interest paid for the Tender Offer and Redemption and $7.8 million is related to the write-off of related outstanding deferred finance costs and (ii) $36.5 million related to the make whole provision and premium associated with the repayment of SilverBow’s Second Lien Notes.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenue. Our loss on commodity derivatives during 2024, changed by $281.3 million, or 168%, from a gain during 2023 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense). For the years ended December 31, 2024 and 2023 we recognized income tax benefit of $31.1 million and $23.2 million, respectively, for an effective tax rate of 18.4% and 6.7%, respectively. Our effective tax rate is typically lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. Our effective tax rate increased in 2024 primarily due to our increased ownership of OpCo in 2024 and a corresponding decrease in the amount of income attributed to our noncontrolling and redeemable noncontrolling interests.

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

The following tables present reconciliations of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Year Ended December 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$(137,683)	$321,991	$(459,674)	(143)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	216,263	145,807
Loss from extinguishment of debt	59,095	—
Income tax expense (benefit)	(31,072)	23,227
Depreciation, depletion and amortization	949,480	675,782
Exploration expense	16,591	9,328
Non-cash (gain) loss on derivatives	78,494	(320,714)
Impairment expense	161,542	153,495
Equity-based compensation expense	193,481	82,936
Gain on sale of assets	(29,430)	—
Other (income) expense	(1,760)	282
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(19,963)	(30,563)
Transaction and nonrecurring expenses (2)	82,484	22,632
Settlement of acquired derivative contracts	60,787	(61,455)
Adjusted EBITDAX (non-GAAP)	$1,598,309	$1,022,748	$575,561	56%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(202,886)	(132,981)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(14,817)	—
Current income tax benefit (expense)	(4,782)	(494)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(458)	(753)
Development of oil and natural gas properties	(745,198)	(578,316)
Levered Free Cash Flow (non-GAAP)	$630,168	$310,204	$319,964	103%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.
(2)Transaction and nonrecurring expenses of $82.5 million during the year ended December 31, 2024 were primarily related to the SilverBow Merger, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $22.6 million for the year ended December 31, 2023 were primarily related to the Western Eagle Ford Acquisitions and system integration expenses.

	Year Ended December 31,
	2024	2023	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$1,223,086	$935,769	$287,317	31%
Changes in operating assets and liabilities	49,695	(72,380)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(19,963)	(30,563)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(458)	(753)
Transaction and nonrecurring expenses (2)	82,484	22,632
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(14,817)	—
Other adjustments and operating activities	55,339	33,815
Development of oil and natural gas properties	(745,198)	(578,316)
Levered Free Cash Flow (non-GAAP)	$630,168	$310,204	$319,964	103%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.
(2)Transaction and nonrecurring expenses of $82.5 million during the year ended December 31, 2024 were primarily related to the SilverBow Merger, capital markets transactions and integration expenses. Transaction and nonrecurring expenses of $22.6 million for the year ended December 31, 2023 were primarily related to the Western Eagle Ford Acquisitions and system integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $575.6 million or 56% in 2024, compared to 2023, driven primarily by additional production generated by the SilverBow Merger and our Western Eagle Ford Acquisitions, which closed in the second half of 2023.

Levered Free Cash Flow (non-GAAP) increased by $320.0 million or 103% in 2024 compared to 2023, driven primarily by increased Adjusted EBITDAX of $575.6 million, partially offset by $166.9 million of increased capital expenditures, additional interest expense, a loss from extinguishment of debt and income taxes.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	At December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$132,818	$2,974
Long-term debt	3,049,255	1,694,375

In connection with the closing of the Ridgemar Acquisition in the first quarter of 2025, we paid in total $819 million in cash to former Ridgemar owners after customary purchase price adjustments. We funded the cash to close, less the initial deposit, with cash on hand and borrowings under our Revolving Credit Facility. Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our debt agreements. Further, based on current market indications, we expect to meet in the ordinary course of business other contractual cash commitments to third parties pursuant to the various agreements subsequently described under the heading “Contractual obligations,” recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$1,223,086	$935,769
Net cash used in investing activities	(1,198,299)	(1,398,800)
Net cash (used in) provided by financing activities	207,392	456,456

Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2024 increased by $287.3 million, or 31%, compared to 2023, primarily due to higher net income after adjusting for non-cash items, partially offset by working capital changes.

Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2024 decreased by $200.5 million, or 14%, compared to 2023. Our Acquisitions of oil and gas properties on the consolidated statements of cash flows of $558.6 million in 2024 was driven primarily by the SilverBow Merger, the Central Eagle Ford Acquisition and Eagle Ford Minerals Acquisition, while the 2023 acquisitions of $849.3 million was driven by our Western Eagle Ford Acquisitions. Our cash expenditures related to the Development of oil and natural gas properties on the consolidated statements of cash flows increased by $104.3 million, and we had $25.8 million higher proceeds from the sale of oil and natural gas properties.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2024 was $207.4 million, a decrease of $249.1 million, driven by a $1.2 billion repayment of debt and a $75.0 million settlement of deferred acquisition consideration, both of which were acquired in the SilverBow Merger. These decreases were partially offset by additional net cash received of $866.9 million in our 2024 debt transactions compared to 2023 and additional cash received of $186.0 million from our 2024 equity issuances compared to 2023.

Debt agreements

Senior Notes

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "June 2024 Offering"). In September 2024, we issued an additional $250.0 million, aggregate principal amount of 2033 Notes at 101.000% of par (the "September 2024 Offering," and together with the June 2024 Offering, the "2033 Notes Offerings"). The aggregate proceeds from the 2033 Notes Offerings were approximately $982.1 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to finance the majority of the SilverBow Merger, including (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, and (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

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

2032 Notes

In March 2024, we issued $700.0 million aggregate principal amount of 7.625% senior notes due 2032 (the "2032 Notes") at par (the “March 2024 Offering”). In December 2024, we issued an additional $400.0 million, aggregate principal amount of 2032 Notes at 100.250% of par (the "December 2024 Offering," and together with the March 2024 Offering, the "2032 Notes Offerings"). The aggregate proceeds from the 2032 Notes Offering were approximately $1,080.7 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the majority of the consideration of the Tender Offer and Redemption (each term as defined below) of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs, as discussed further below. We used the proceeds from the December 2024 Offering to repay the amounts outstanding under our Revolving Credit Facility.

All issuances of the 2032 Notes are treated as a single series of securities under the indenture governing the 2032 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

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

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Finance entered into the Revolving Credit Facility. The Revolving Credit Facility matures on April 10, 2029. At December 31, 2024, we had no amount of outstanding borrowings under the Revolving Credit Facility and $21.2 million in outstanding letters of credit, our elected commitment amount was $2.0 billion, and we had $2.0 billion of available borrowings.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR"), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at December 31, 2024 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding as of December 31, 2023 was 9.75% and we had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2024.

The borrowing base under the Revolving Credit Facility was $2.6 billion as of December 31, 2024. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At December 31, 2024, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

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

On July 30, 2024, in connection with the closing of the SilverBow Merger, we entered into the Tenth Amendment to the Revolving Credit Facility in order to, among other things, increase the aggregate elected commitment amount of $2.0 billion and increase the borrowing base from $1.7 billion to $2.6 billion.

On December 17, 2024 we entered into the Eleventh Amendment to the Revolving Credit Facility, which, among other things, (i) reduced the applicable margin, so that the loans under the Credit Agreement, at Crescent Finance’s option, will be priced based on SOFR plus 2.00% to 3.00% or an adjusted based rate plus 1.00% to 2.00%, in each case, based on the utilization of the credit facility, (ii) removed the credit spread adjustment, and (iii) provides that the incurrence of up to $500.0 million of certain additional indebtedness during the period beginning on December 17, 2024 and ending on the scheduled redetermination date for the April 1, 2025 scheduled borrowing base redetermination will be excluded from the requirement for the borrowing base to be reduced by 0.25x of the principal amount of such new debt incurrences, so long such debt is incurred during such period and does not exceed the $500.0 million aggregate threshold. The borrowing base was maintained at $2.6 billion and the elected commitment amount was maintained at $2.0 billion.

Capital expenditures

Our acquisition and development expenditures consist of acquisitions of proved and unproved property, expenditures associated with the development of our oil and natural gas properties and other asset additions. Cash expenditures for drilling, completion and recompletion activities are presented as "Development of oil and natural gas properties" in investing activities on our consolidated statements of cash flows.

We expect to fund our 2025 capital program, excluding acquisitions through cash flow from operations. The amount and timing of capital expenditures on development of oil and natural gas properties is substantially within our control due to the held-by-production nature of our assets. We regularly review our capital expenditures throughout the year and could choose to adjust our investments based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes and related Standardized Measure. These risks could materially affect our business, financial condition and results of operations.

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Total development of oil and natural gas properties	$745,198	$578,316
Change in accruals and other non-cash adjustments	(59,514)	3,034
Cash used in development of oil and natural gas properties	685,684	581,350
Cash used in acquisition of oil and natural gas properties	558,600	849,254
Non-cash acquisition of oil and natural gas properties	611,423	—
Total expenditure on acquisition and development of oil and natural gas properties	$1,855,707	$1,430,604

The increase in our development of oil and natural gas properties costs in 2024 is primarily related to increased activity and well completions on our larger asset base resulting from the SilverBow Merger and Western Eagle Ford Acquisitions, partially offset by the timing of invoices. We used cash of $558.6 million in 2024 for the acquisitions of oil and natural gas properties, primarily related to the SilverBow Merger, the Central Eagle Ford Acquisition and the Eagle Ford Minerals Acquisition, as compared to $849.3 million in 2023, primarily related to the Western Eagle Ford Acquisitions. See “Notes to Consolidated Financial Statements—NOTE 3 – Acquisitions and Divestitures in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Contractual obligations

The following table presents our material contractual obligations at December 31, 2024:

(in thousands)	Due within one year	Due after one year	Total
Long-term debt – principal (1)	$—	$3,100,000	$3,100,000
Fixed rate long-term debt – interest (2)	250,125	1,329,563	1,579,688
Derivative liabilities	2,698	37,732	40,430
Asset retirement obligations (3)	37,223	448,945	486,168
Oil and natural gas transportation and gathering agreements (4)	164,314	741,590	905,904
Drilling Commitments (5)	18,600	700	19,300
Manager Compensation	51,343	102,687	154,030
Total	$524,303	$5,761,217	$6,285,520

(1)Long-term debt represents our outstanding borrowings as of December 31, 2024 consisting of our Senior Notes; (maturing on February 15, 2028, April 1, 2032 and January 15, 2033) and, if any, borrowings under our Revolving Credit Facility (maturing on April 10, 2029).
(2)Excludes variable rate debt interest payments and commitment fees related to the Company's Revolving Credit Facility.
(3)Amounts represent estimated discounted costs for future dismantlement and abandonment of our oil and natural gas properties. See "Notes to Consolidated Financial Statements—NOTE 9 - Asset Retirement Obligation" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional discussion of our asset retirement obligations.

(4)Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure transportation of our oil and natural gas production to market, as well as, pipeline, processing and storage capacity.
(5)Amounts shown represent contractual liquidation damages at December 31, 2024 for failure to drill and complete wells on certain leases.

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

The incentive compensation portion relates to certain equity-classified and liability-classified profits interests awards issued by our subsidiaries (collectively, “Profits Awards”). These Profits Awards contain different vesting conditions ranging from performance-based conditions that vest upon the achievement of certain return thresholds to time-based service requirements ranging from one year to four years. Compensation cost for these awards is presented within General and administrative expense on our consolidated statements of operations. As of December 31, 2024, (i) unrecognized compensation cost related to unvested equity-classified profits interest awards was $2.3 million, and (ii) we carried $4.5 million in Other long term liabilities on the consolidated balance sheet and had unrecognized compensation of $2.9 million related to unvested liability-classified profits interest awards. Actual amounts paid towards equity-classified profits interests awards in the future will be shown as distributions to non-controlling interests in our consolidated financial statements, and may differ from the amounts shown for unrecognized compensation cost related to unvested equity-classified profits interest awards.

For additional information, see "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends of $0.48 per share of our Class A Common Stock to shareholders during the year ended December 31, 2024.

On February 26, 2025, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the fourth quarter of 2024. The quarterly dividend is payable on March 26, 2025 to shareholders of record as of the close of business on March 12, 2025. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). We have approximately $119.5 million of repurchase authorization under such program remaining as of December 31, 2024. Such repurchases may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

The IRA 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such excise tax, the “Stock Buyback Tax”). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our stock repurchase program in the year ended December 31, 2023, and will continue to apply in subsequent taxable years.

Critical accounting estimates

Our significant accounting policies are described in "Notes to Consolidated Financial Statements—NOTE 2 – Summary of Significant Accounting Policies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following is a discussion of the accounting policies, estimates and judgments that management believes are most significant in the application of GAAP used in the preparation of our consolidated financial statements. These accounting policies, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors, including those outside of our control could have significant adverse impact to our financial condition, results of operations and cash flows.

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

When determining the December 31, 2024 proved reserves for each property, the benchmark prices issued by the SEC were adjusted using price differentials that account for property-specific quality and location differences. If the future average crude oil prices are below the average prices used to determine proved reserves at December 31, 2024, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves, due to numerous factors (including future crude oil price and performance revisions). For further discussion of risks associated with our estimation of proved reserves, see "Part I., Item 1A. Risk Factors."

Estimates of proved reserves are key components of our most significant financial estimates including the computation of depreciation, depletion and amortization ("DD&A") and impairment of proved oil and natural gas properties.

Oil and natural gas properties

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. See "Notes to Consolidated Financial Statements—NOTE 2 – Summary of Significant Accounting Policies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for further discussion of the accounting policies applicable to the successful efforts method of accounting.

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

Depreciation, depletion and amortization

DD&A of oil and natural gas producing properties is determined on a field-by-field basis using the units-of-production method. During the years ended December 31, 2024, 2023, and 2022, we recognized DD&A expense of $949.5 million, $675.8 million, and $532.9 million, respectively.

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

During the years ended December 31, 2024, 2023, and 2022, we determined that there were triggering events requiring an evaluation of whether the carrying value of our oil and natural gas properties was recoverable. Following an assessment of our oil and natural gas properties, during the years ended December 31, 2024, 2023, and 2022, we recorded impairment expense of $161.5 million, $149.6 million and $65.2 million, respectively. Certain of our non-operated assets in proved oil and natural gas properties, which have a carrying value of $264.8 million, have limited cushion between their carrying value and estimated undiscounted cash flows at the current forward commodity price curve as of December 31, 2024. A further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

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

Income taxes

Crescent is a holding company, the sole material assets of which are OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal income and state tax on our allocable share of any taxable income of OpCo. The amount of income taxes recorded by the Company requires interpretations of complex rules and regulations of various tax jurisdictions throughout the United States. We have recognized deferred tax assets and liabilities for temporary differences, operating losses and tax credit carryforwards. We routinely assess the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We routinely assess potential uncertain tax positions and, if required, establish accruals for such amounts. The accruals for deferred tax assets and liabilities, including deferred state income tax assets and liabilities, are subject to significant judgment and are reviewed and adjusted routinely based on changes in facts and circumstances. Although we consider our tax accruals adequate, material changes in these accruals may occur in the future, based on the impact of tax audits, changes in legislation and resolution of pending or future tax matters. Refer to "Notes to Consolidated Financial Statements—NOTE 11 – Income Taxes" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

New and revised accounting standards

See “Notes to Consolidated Financial Statements—NOTE 2 – Summary of Significant Accounting Policies” in Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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

We define Adjusted EBITDAX as net income (loss) before interest expense, loss from extinguishment of debt, income tax expense (benefit), depreciation, depletion and amortization, exploration expense, non-cash gain (loss) on derivatives, impairment expense, equity-based compensation, (gain) loss on sale of assets, other (income) expense and transaction and nonrecurring expenses. Additionally, we further subtract certain redeemable noncontrolling interest distributions made by OpCo and settlement of acquired derivative contracts. We include “Certain-redeemable noncontrolling interest distributions made by OpCo" to reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management.

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

Adjusted EBITDAX and Levered Free Cash Flow should be read in conjunction with the information contained in our consolidated financial statements prepared in accordance with GAAP. For a reconciliation of these non-GAAP measures to the nearest comparable GAAP measures, see “—Results of Operations—Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP)” above.

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

To reduce the impact of fluctuations in oil, natural gas and NGLs prices on our cash flows, we regularly enter into commodity derivative contracts with respect to certain of our oil, natural gas and NGL production through various transactions that limit the risks of fluctuations of future prices. A key tenet of our focused risk management effort is an active economic hedge strategy to mitigate near-term price volatility while maintaining long-term exposure to underlying commodity prices. Our hedging program allows us to reserve capital and protect margins and corporate returns through commodity cycles and return capital to investors. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling. These economic hedging activities are intended to limit our near-term exposure to product price volatility and to maintain stable cash flows, a strong balance sheet and attractive corporate returns.

As of December 31, 2024, our derivative portfolio had an aggregate notional value of approximately $3.1 billion, and the fair market value of our commodity derivative contracts was a net asset of $19.5 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at December 31, 2024, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $224.1 million. If prices decreased by 10%, our derivative position would change by approximately $192.5 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

Derivative assets and liabilities are classified on the consolidated balance sheets as risk management assets and liabilities. We use derivative instruments and enter into swap contracts which are governed by International Swaps and Derivatives Association (“ISDA”) master agreements. Amounts not offset on the consolidated balance sheets represent positions that do not meet all of the conditions to be netted on such balance sheet, such as the legally enforceable right of offset or the execution of a master netting arrangement. See "Notes to Consolidated Financial Statements, NOTE 5 – Derivatives" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional discussion.

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

For the years ended December 31, 2024, 2023 and 2022, we had certain major customers that exceeded 10% of total revenues. See "Part I., Items 1 and 2. Business and Properties—Marketing and customers.” We do not believe the loss of any single customer would materially impact its operating results because oil, natural gas and NGLs are fungible products with well-established markets and numerous purchasers.

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

Interest rate risk

Although we had no variable rate debt outstanding at December 31, 2024, we are subject to the risk of changes in interest rates under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at either a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted SOFR (as defined below)), plus an applicable margin or SOFR, plus an applicable margin, at the election of the borrowers. We manage our interest rate exposure by maintaining a combination of fixed and variable rate debt and monitoring the effect of market changes in interest rates.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
CRESCENT ENERGY COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Crescent Energy Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crescent Energy Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•Comparing the Company’s best estimate of future production to historical production volumes.

•Assessing the reasonableness of the production volume decline curves by comparing to historical decline curve estimates.

•We evaluated the reasonableness of management’s estimates and assumptions related to converting proved undeveloped reserves to producing oil and natural gas properties within five years, by performing the following:

•Comparing historical conversions of proved undeveloped reserves into proved developed reserves to management’s forecasts of conversions.

•Comparing management’s forecasts to the Company’s drilling plan and the availability of capital relative to the drilling plan.

•Evaluating whether the forecasted date of development for the proved undeveloped locations are within five years of their original booking date.

•Reviewing internal communications to management and the Board of Directors.

•We evaluated the experience, qualifications and objectivity of management’s expert, an independent reserve engineering firm.

Management's Determination of Fair Value – Refer to Notes 2, 3 and 6 to the financial statements

Critical Audit Matter Description

The Company’s determination of the fair value of their assets and liabilities, inclusive of acquired oil and natural gas properties, requires management to make significant estimates and apply a high level of judgement. As such, management will typically utilize third-party firms to assist as the valuation techniques (such as the income valuation technique) incorporate several business and market assumptions which are highly subjective and require a high level of judgement and estimation. During the year ended December 31, 2024, management made significant estimates when determining the fair value of assets acquired from SilverBow Resources, Inc. (SilverBow) on July 30, 2024, as well as when determining the fair value of their proved oil and natural gas properties which had an impairment indicator at year-end.

For the acquisition of SilverBow on July 30, 2024, the Company employed an independent third-party firm to value the oil and gas properties which represent a substantial majority of the gross assets acquired. The third-party firm was predominantly used to assist management in their assessment of assumptions applied in the valuation model with a high degree of subjectivity and judgement, including the application of a discount rate commensurate with the risk and current market conditions associated with realizing the projected cash flows, determining appropriate Risk Adjustment Factors (RAF's) for each reserve category, determining an appropriate escalation factor for pricing and costs, and future oil and natural gas prices of the acquired oil and natural gas properties.

During the year ended December 31, 2024, certain of the Company's proved oil and natural gas properties were reduced to their fair value, resulting in an impairment to their carrying values which was included in impairment expense within the consolidated statement of operations. When an impairment indicator is identified, the Company compares the estimated undiscounted future net cash flows of its proved oil and natural gas reserves to the carrying amount of the proved oil and natural gas properties on a field-by-field basis to determine if the carrying amount is recoverable. If the carrying amount of the proved oil and natural gas properties exceeds the undiscounted future net cash flows, the Company will adjust the carrying value to fair value. Management estimated the fair value of the proved oil and natural gas properties using the income valuation technique which incorporates the application of a discount rate commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Given the significant judgments made by management, including the development of oil and natural gas reserves estimates using management’s experts as defined in the previous Critical Audit Matter and in developing estimates of appropriate business and market assumptions, performing audit procedures over these management estimates required a higher degree of auditor judgment and an increased extent of effort, including the use of professionals with specialized skill and knowledge.
How the Critical Audit Matter Was Addressed in the Audit

In addition to the procedures specified in the previous Critical Audit Matter, our audit procedures related to managements selection of business and market assumptions applied to the determination of fair value of proved oil and natural gas properties, included the following, among others:

•We tested the operating effectiveness of controls related to the Company’s estimation of business and market assumptions.

•We evaluated the appropriateness of the business assumptions and accounting assumptions in line with the applicable financial reporting framework, as well as assessed the acceptability of the underlying data.

•With the assistance of our fair value specialist, we evaluated the appropriateness of the market assumptions by:

◦Evaluating the appropriateness of the mathematical models and selected valuation technique.

◦Evaluating the guideline public companies selected by management and used in the selection of market assumptions considering the comparability of operations to the Company, specifically for our purchase price allocation work related to SilverBow.

◦Comparing the selected market assumptions to published estimates for the industry.

◦Developing a range of independent estimates for each market assumption and comparing the assumptions selected by management with the range of independent estimates.

/s/ Deloitte & Touche LLP

Houston, Texas
February 26, 2025

We have served as the Company’s auditor since 2021.

CRESCENT ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(in thousands, except share and unit data)
ASSETS
Current assets:
Cash and cash equivalents	$132,818	$2,974
Restricted cash	5,490	261
Accounts receivable, net	535,416	504,630
Accounts receivable – affiliates	6,856	2,108
Derivative assets – current	53,273	54,321
Prepaid expenses	42,595	40,406
Other current assets	11,640	10,952
Total current assets	788,088	615,652
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	11,471,299	8,574,478
Unproved	374,306	283,324
Oil and natural gas properties at cost, successful efforts method	11,845,605	8,857,802
Field and other property and equipment, at cost	226,871	198,570
Total property, plant and equipment	12,072,476	9,056,372
Less: accumulated depreciation, depletion, amortization and impairment	(3,927,422)	(2,940,546)
Property, plant and equipment, net	8,145,054	6,115,826
Derivative assets – noncurrent	6,684	8,066
Investments in equity affiliates	13,810	6,076
Other assets	207,013	57,715
TOTAL ASSETS	$9,160,649	$6,803,335

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(in thousands, except share and unit data)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$740,452	$613,543
Accounts payable – affiliates	18,334	52,607
Derivative liabilities – current	2,698	42,051
Financing lease obligations – current	3,625	4,233
Other current liabilities	62,254	37,823
Total current liabilities	827,363	750,257
Long-term debt	3,049,255	1,694,375
Derivative liabilities – noncurrent	37,732	—
Asset retirement obligations	448,945	418,319
Deferred tax liability	370,329	262,581
Financing lease obligations – noncurrent	3,526	7,066
Other liabilities	55,539	35,019
Total liabilities	4,792,689	3,167,617
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	1,228,329	1,901,208
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 189,505,209 and 92,680,353 shares issued, and 187,070,725 and 91,608,800 shares outstanding as of December 31, 2024 and 2023, respectively	19	9
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 65,948,124 and 88,048,124 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	9
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of December 31, 2024 and 2023	—	—
Treasury stock, at cost; 2,434,484 and 1,071,553 shares of Class A common stock as of December 31, 2024 and 2023, respectively	(32,430)	(17,143)
Additional paid-in capital	3,227,450	1,626,501
Retained earnings (accumulated deficit)	(64,751)	95,447
Noncontrolling interests	9,336	29,687
Total equity	3,139,631	1,734,510
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$9,160,649	$6,803,335

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Revenues:
Oil	$2,130,418	$1,750,961	$1,969,070
Natural gas	349,858	371,066	766,962
Natural gas liquids	316,981	192,870	268,192
Midstream and other	133,662	67,705	52,841
Total revenues	2,930,919	2,382,602	3,057,065
Expenses:
Lease operating expense	528,822	495,380	438,753
Workover expense	60,312	58,441	66,864
Asset operating expense	103,220	86,593	78,709
Gathering, transportation and marketing	312,931	235,153	177,078
Production and other taxes	162,634	162,963	238,381
Depreciation, depletion and amortization	949,480	675,782	532,926
Impairment expense	161,542	153,495	142,902
Exploration expense	16,591	9,328	3,425
Midstream and other operating expense	110,136	39,809	13,513
General and administrative expense	336,219	140,918	84,990
(Gain) loss on sale of assets	(29,430)	—	(4,641)
Total expenses	2,712,457	2,057,862	1,772,900
Income (loss) from operations	218,462	324,740	1,284,165
Other income (expense):
Gain (loss) on derivatives	(114,348)	166,980	(676,902)
Interest expense	(216,263)	(145,807)	(95,937)
Loss from extinguishment of debt	(59,095)	—	—
Other income (expense)	1,760	(282)	949
Income (loss) from equity affiliates	729	(413)	4,616
Total other income (expense)	(387,217)	20,478	(767,274)
Income (loss) before taxes	(168,755)	345,218	516,891
Income tax benefit (expense)	31,072	(23,227)	(36,291)
Net income (loss)	(137,683)	321,991	480,600
Less: net (income) loss attributable to noncontrolling interests	1,215	(472)	(2,669)
Less: net (income) loss attributable to redeemable noncontrolling interests	21,863	(253,909)	(381,257)
Net income (loss) attributable to Crescent Energy	$(114,605)	$67,610	$96,674
Net income (loss) per share:
Class A – basic	$(0.88)	$1.02	$2.20
Class A – diluted	$(0.88)	$1.02	$2.20
Class B – basic and diluted	$—	$—	$—
Weighted average shares outstanding:
Class A – basic	130,715	66,598	43,865
Class A – diluted	130,715	67,402	44,112
Class B – basic and diluted	70,519	104,271	124,857

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	41,954	$4	127,536	$13	1	$—	1,151	$(18,448)	$720,016	$(19,376)	$12,435	$694,644
Net income (loss)	—	—	—	—	—	—	—	—	—	96,674	2,669	99,343
Contributions	—	—	—	—	—	—	—	—	—	—	1,533	1,533
Distributions	—	—	—	—	—	—	—	—	—	—	(7,884)	(7,884)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(4,060)	(4,060)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(12,168)	(15,341)	—	(27,509)
Equity based compensation	—	—	—	—	—	—	—	—	6,899	—	9,485	16,384
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(26,351)	—	—	(26,351)
Change in deferred taxes related to basis differences associated with the 2022 Equity Transactions	—	—	—	—	—	—	—	—	(5,599)	—	—	(5,599)
Change in equity associated with the 2022 Equity Transactions	6,328	1	(8,891)	(1)	—	—	—	—	121,790	—	—	121,790
Balance at December 31, 2022	48,282	$5	118,645	$12	1	$—	1,151	$(18,448)	$804,587	$61,957	$14,178	$862,291
Net income (loss)	—	—	—	—	—	—	—	—	—	67,610	472	68,082
Contributions	—	—	—	—	—	—	—	—	—	—	4,738	4,738
Distributions	—	—	—	—	—	—	—	—	—	—	(2,500)	(2,500)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(34,120)	—	(34,120)
Equity based compensation	80	—	—	—	—	—	(80)	1,305	25,681	—	12,799	39,785
Change in deferred taxes related to basis differences associated with the Class A Conversions	—	—	—	—	—	—	—	—	(79,378)	—	—	(79,378)
Change in equity associated with the Class A Conversions	30,597	3	(30,597)	(3)	—	—	—	—	679,567	—	—	679,567
Change in deferred taxes related to basis differences associated with the 2023 Equity Issuance	—	—	—	—	—	—	—	—	(13,122)	—	—	(13,122)
Change in equity associated with the 2023 Equity Issuance	12,650	1	—	—	—	—	—	—	209,166	—	—	209,167
Balance at December 31, 2023	91,609	$9	88,048	$9	1	$—	1,071	$(17,143)	$1,626,501	$95,447	$29,687	$1,734,510

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	91,609	$9	88,048	$9	1	$—	1,071	$(17,143)	$1,626,501	$95,447	$29,687	$1,734,510
Net income (loss)	—	—	—	—	—	—	—	—	—	(114,605)	(1,215)	(115,820)
Contributions	—	—	—	—	—	—	—	—	—	—	4,280	4,280
Distributions	—	—	—	—	—	—	—	—	—	—	(10,111)	(10,111)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(19,482)	(45,593)	—	(65,075)
Equity-based compensation	108	—	—	—	—	—	—	—	131,850	—	(13,375)	118,475
Change in deferred taxes related to basis differences associated with the SilverBow Merger	—	—	—	—	—	—	—	—	(31,454)	—	—	(31,454)
Change in deferred taxes related to basis differences associated with the 2024 Equity Transactions and 2024 Class A Repurchases	—	—	—	—	—	—	—	—	(53,272)	—	—	(53,272)
Repurchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	653	—	70	723
Change in equity associated with the 2024 Equity Transactions	44,525	5	(22,100)	(2)	—	—	—	—	821,530	—	—	821,533
Changes in equity associated with the SilverBow Merger	51,562	5	—	—	—	—	630	(7,442)	754,956	—	—	747,519
Repurchases of Class A common stock	(733)	—	—	—	—	—	733	(7,845)	(3,832)	—	—	(11,677)
Balance at December 31, 2024	187,071	$19	65,948	$7	1	$—	2,434	$(32,430)	$3,227,450	$(64,751)	$9,336	$3,139,631

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:	(in thousands)
Net income (loss)	$(137,683)	$321,991	$480,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	949,480	675,782	532,926
Impairment expense	161,542	153,495	142,902
Deferred income tax expense (benefit)	(35,854)	22,733	33,178
(Gain) loss on sale of assets	(29,430)	—	(4,641)
(Gain) loss on derivatives	114,348	(166,980)	676,902
Net cash (paid) received on settlement of derivatives	(35,854)	(153,734)	(779,260)
Non-cash equity-based compensation expense	185,613	82,936	38,063
Amortization of debt issuance costs, premium and discount	13,377	12,826	8,894
Loss from debt extinguishment	59,095	—	—
Restructuring of acquired derivative contracts	—	—	(51,994)
Settlement of acquired derivative contracts	60,787	(61,455)	(49,929)
Other	(32,640)	(24,205)	(7,011)
Changes in operating assets and liabilities:
Accounts receivable	111,405	(42,091)	(128,820)
Accounts receivable – affiliates	(4,748)	573	18,360
Prepaid and other current assets	3,223	(6,523)	(24,932)
Accounts payable and accrued liabilities	(128,016)	91,822	127,620
Accounts payable – affiliates	(25,144)	20,773	12,044
Other	(6,415)	7,826	(12,530)
Net cash provided by operating activities	1,223,086	935,769	1,012,372
Cash flows from investing activities:
Development of oil and natural gas properties	(685,684)	(581,350)	(592,707)
Acquisitions of oil and natural gas properties, net of cash acquired	(558,600)	(849,254)	(626,620)
Proceeds from the sale of oil and natural gas properties	54,771	28,946	93,203
Purchases of restricted investment securities – HTM	(7,114)	(12,428)	(8,956)
Maturities of restricted investment securities – HTM	7,200	12,522	7,200
Other	(8,872)	2,764	3,536
Net cash used in investing activities	$(1,198,299)	$(1,398,800)	$(1,124,344)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	$2,074,625	$984,625	$199,250
Repurchase of Senior Notes, including extinguishment costs	(714,817)	—	—
Revolving Credit Facility borrowings	3,168,300	2,283,800	1,385,000
Revolving Credit Facility repayments	(3,191,800)	(2,819,748)	(1,369,000)
Payment of debt issuance costs	(28,019)	(7,241)	(20,051)
Settlement of acquired deferred acquisition consideration	(75,000)	—	—
Proceeds from the Equity Issuances after underwriting fees	330,573	145,665	—
Payment of costs related to the Equity Issuances	(1,296)	(2,340)	—
Redeemable noncontrolling interest contributions	—	1,238	5,985
Redeemable noncontrolling interest distributions	(293)	(417)	(213)
Repayments of debt acquired in SilverBow Merger, including extinguishment costs	(1,177,138)	—	—
Dividend to Class A common stock	(65,075)	(34,120)	(27,509)
Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend	(32,013)	(56,259)	(78,855)
Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation	(22,237)	(33,236)	(32,250)
Cash contributions from (cash distributions to) redeemable noncontrolling interests initiated by income taxes	(458)	(798)	(18,118)
Repurchase of redeemable noncontrolling interests related to 2024 Equity Transactions	(22,701)	—	(36,220)
Repurchase of redeemable noncontrolling interests	(9,916)	—	—
Noncontrolling interest distributions	(10,111)	(2,500)	(6,477)
Noncontrolling interest contributions	4,280	1,771	55
Repurchase of noncontrolling interest	—	—	(4,060)
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(7,536)	(72)	—
Repurchases of Class A common stock	(7,845)	—	—
Other and member contributions	(4,131)	(3,912)	(5,378)
Net cash provided by (used in) financing activities	207,392	456,456	(7,841)
Net change in cash, cash equivalents and restricted cash	232,179	(6,575)	(119,813)
Cash, cash equivalents and restricted cash, beginning of period	8,729	15,304	135,117
Cash, cash equivalents, and restricted cash, end of period	$240,908	$8,729	$15,304

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Corporate Structure

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” and Crescent is a holding company, the sole material asset of which are of units ("OpCo Units") of Crescent Energy OpCo LLC ("OpCo"). The assets and liabilities of OpCo represent substantially all our consolidated assets and liabilities, with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within NOTE 14 - Related Party Transactions. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 8 - Debt. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate KKR & Co. Inc. (together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

Basis of Presentation

Our consolidated financial statements (the “financial statements”) include the accounts of the Company and its subsidiaries after the elimination of intercompany transactions and balances and are presented in accordance with U.S. general accepted accounting principles (“GAAP”). We have no elements of other comprehensive income for the periods presented.

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which, as of December 31, 2024 and 2023, respectively, is owned approximately 74% and 51% by Crescent and approximately 26% and 49% by holders of our redeemable noncontrolling interests representing former owners of Independence, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. As the sole managing member of OpCo, Crescent is responsible for all operational, management and administrative decisions related to OpCo’s business. Because the unit holders of OpCo lack the characteristics of a controlling financial interest, OpCo was determined to be a variable interest entity. Crescent is considered the primary beneficiary of OpCo as it has both the power to direct OpCo and the right to receive benefits from OpCo. As a result, Crescent consolidates the financial results of OpCo and its subsidiaries, including Crescent Energy Finance LLC. See “— Corporate Structure” above for more information regarding our corporate structure.

The financial statements include undivided interests in oil and natural gas properties. We account for our share of oil and natural gas properties by reporting our proportionate share of assets, liabilities, revenues, costs, and cash flows within the accompanying consolidated balance sheets, statements of operations, and statements of cash flows.

NOTE 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use historical experience and various other assumptions and information that are believed to be reasonable under the circumstances in developing our estimates and judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results may differ from these estimates. Our significant estimates include the fair value of acquired assets and liabilities, oil and natural gas reserves, impairment of proved and unproved oil and natural gas properties, valuation of derivative instruments and income taxes.

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

Restricted Cash

Restricted cash consists of funds earmarked for a special purpose and therefore not available for immediate and general use. The majority of our restricted cash is comprised of cash that is contractually required to be restricted to fund acquisitions or to pay for the future abandonment of certain wells. Restricted cash is included in Other current assets and Other assets on our consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in our consolidated statements of cash flows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$132,818	$2,974	$—
Restricted cash – current	5,490	261	8,000
Restricted cash – noncurrent	102,600	5,494	7,304
Total cash, cash equivalents and restricted cash	$240,908	$8,729	$15,304

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

We establish allowances for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. We estimate uncollectible amounts based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. We consider forecasts of future economic conditions in the estimate of our expected credit losses, in particular whether there is an increase in the probability that our counterparties will be unable to pay their obligations when due, and adjust our allowance for expected credit losses, when necessary. Our allowances for expected credit losses were nominal as of December 31, 2024 and 2023. We did not incur credit loss expense or bad debt expense related to our accounts receivable during the years ended December 31, 2024, 2023, and 2022. We do not have any off-balance sheet credit exposure related to our customers.

Restricted Investment Securities

We hold U.S. Treasury securities, which are contractually required to be set aside to pay for the future abandonment of certain wells in California. Due to this restriction, we report these investment securities as noncurrent and include them within Other assets on our consolidated balance sheets.

We classify our investment in these debt securities at the acquisition date and re-evaluate the classification at each balance sheet date. We classify debt securities purchased with the positive intent and ability to hold until their maturity date as held-to-maturity investments (“HTM”) and carry these investments at amortized cost. Premiums and discounts on purchases are amortized over the remaining time to maturity of the security and the amortization is recorded as an adjustment to interest income. At each of December 31, 2024 and 2023, we had restricted investment securities – HTM with a carrying value of $7.1 million.

Oil and Natural Gas Properties

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Capitalized costs attributed to the properties are charged as an operating expense through depreciation, depletion and amortization (“DD&A”). Dry hole costs associated with developing proved fields are capitalized. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non-producing leasehold costs are expensed once evaluated and determined to be a dry hole. We incurred exploration expense of $16.6 million, $9.3 million, and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, we recognized depletion expense of $892.4 million, $626.6 million and $498.3 million, respectively.

Other Property, Plant and Equipment

We have other property, plant, and equipment that consists principally of gathering and processing facilities, land, vehicles, computer hardware and software, office furniture and equipment, buildings and leasehold improvements. Other property, plant, and equipment, except land, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets which range from three to thirty years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. The cost of maintenance and repairs are expensed in the period incurred. Expenditures that extend the life or improve existing property and equipment are capitalized.

Impairment of Oil and Natural Gas Properties

Proved and unproved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. When a triggering event is identified, we compare the carrying amount of our oil and natural gas properties to the estimated undiscounted cash flows our oil and natural gas properties will generate to determine if the carrying amount is recoverable. We perform this analysis on an asset pool basis. If the carrying amount exceeds the estimated undiscounted cash flows, we will write-down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, and discount rates commensurate with the risk associated with realizing the projected cash flows.

During the years ended December 31, 2024 and 2023, we determined that there were triggering events requiring the evaluation of the recoverability of certain of our oil and natural gas properties. Based on an assessment of our oil and natural gas properties, we recorded impairment expense of $161.5 million and $149.6 million, respectively, during the years ended December 31, 2024 and 2023.

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

Under the equity method, our proportionate share of each investees' net income increases the balance of our investment, while a net loss or receipt of dividends decreases the balance of our investment. Our proportionate share of net income from our equity affiliates are reported as a single line item within income (loss) from equity affiliates in our consolidated statements of operations.

During the year ended December 31, 2023, we identified an indicator that the carrying value of our equity method investment was not recoverable and thus recorded an other-than-temporary impairment charge of $3.9 million.

Debt Issuance Costs

We capitalize costs incurred in connection with obtaining financing associated with our Revolving Credit Facility and the 2028 Notes, 2032 Notes and 2033 Notes (collectively, the "Senior Notes") and amortize such costs as additional interest expense over the life of the underlying indebtedness. These costs include fees paid to financial institutions and legal fees. Debt issuance costs associated with our Revolving Credit Facility are included in Other assets in our consolidated balance sheets. Debt issuance costs associated with our Senior Notes are included as a contra-liability in Long-term debt in our consolidated balance sheets.

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

Equity-based compensation cost is presented as "General and administrative expense" on our consolidated statements of operations. See NOTE 13 – Equity-Based Compensation Awards for additional discussion.

Defined Contribution Plan

We offer our employees a defined contribution 401(k) Plan (the “401(k) Plan”) which allows eligible employees to make tax-deferred contributions, not to exceed annual limits established by the Internal Revenue Service. We match 100% of employee contributions up to a certain threshold of compensation with immediate vesting for existing employees. We did not make any contributions to the 401(k) Plan for the year ended December 31, 2021 since the plan's inception began in January 2022 in conjunction with the start of the benefit plan year. During the year ended December 31, 2024, 2023, and 2022, we made contributions of $4.5 million, $4.2 million and $4.7 million, respectively, to the plan.

Business Combinations

We recognize the identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity-specific intentions do not impact the measurement of fair value. These fair values are accounted for at the date of acquisition and included in our consolidated balance sheets as of December 31, 2024 and 2023. The results of operations of an acquired business are included in our consolidated statements of operations from the date of the acquisition.

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

The below purchasers represented greater than 10% of our revenues during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Shell Trading US Company	23.7%	18.3%	20.8%
ConocoPhillips	16.5%	*	15.1%

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

Risk Management

We periodically enter into derivative contracts to manage our exposure to commodity price and interest rate changes. These derivative contracts may take the form of forward contracts, futures contracts, swaps, swaptions, collars or other options. We do not use derivative contracts for speculative purposes and have not designated any derivative instruments as hedging instruments for accounting purposes. As such, unrealized gains and losses from changes in the valuation of our unsettled derivative contracts, as well as realized gains and losses on the settlement of derivative contracts, are reported in Gain (loss) on derivatives in our consolidated statements of operations.

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

Income Taxes

Crescent is a holding company, the sole material assets of which are OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on our allocable share of any taxable income of OpCo. Taxable income or loss generated by OpCo is generally allocated and passed through to the holders of OpCo Units, including Crescent, based on their proportionate share of OpCo Unit ownership.

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

If an arrangement is determined to be a lease, we record the resulting ROU asset on the consolidated balance sheets with offsetting liabilities at the commencement date. We recognize a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant or equipment ("PP&E"), the contract terms are dependent on the use of the PP&E, and we have the ability or right to control the PP&E or to direct others to control the PP&E and receive the majority of the economic benefits of the assets. As of December 31, 2024 and 2023, we had financing right-of-use asset of $18.4 million and $18.5 million in field and other property and equipment, at cost, and operating right-of-use asset of $66.6 million and $24.2 million in Other assets, respectively.

Asset Retirement Obligations

An ARO represents the legal obligation associated with the future abandonment of tangible assets, such as wells, service assets, pipelines, and other facilities. We record an ARO liability and capitalize the asset retirement cost in oil and natural gas properties in the period in which the ARO liability is incurred based upon the estimated fair value of the obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO liability is accreted to its future estimated value using an estimated credited-adjusted risk-free rate and the capitalized asset retirement cost is depleted on a unit-of-production basis. Both the accretion expense and the depletion expense are included in Depreciation, depletion and amortization expense on our consolidated statements of operations.

Measuring the future ARO liability requires management to make estimates, assumptions and judgments inherent in the present value calculation including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the related asset. If the ARO liability is settled for an amount other than the recorded amount, a gain or loss is recognized at settlement and included in Depreciation, depletion and amortization expense on our consolidated statements of operations.

See NOTE 9 – Asset Retirement Obligations.

Environmental Expenditures

In addition to our ARO liability, management also reviews our estimates of the cleanup costs of various sites on an annual basis. When it is probable that obligations have been incurred, and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments. We do not discount any of these liabilities. Recoveries for environmental remediation costs from third parties, which are probable of realization, are separately recorded and are not offset against the related environmental liability. As of December 31, 2024 and 2023, we did not have any significant probable environmental remediation costs.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$141,760	$113,796	$81,920
Income tax payments (refunds)	1,851	(1,391)	8,164
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	180,172	83,841	92,518
Equity consideration for acquisitions	611,423	—	—
Right-of-use assets obtained in exchange for leases	62,468	29,624	13,343

Recent Accounting Standards

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, on an annual and interim basis, to provide enhanced disclosures about significant segment expenses, including entities that have a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during 2024, see NOTE 16 - Segment Information.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal year beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 3 – Acquisitions and Divestitures

During the three years ended December 31, 2024, we completed the following acquisitions and divestitures:

Acquisitions

SilverBow Merger

On July 30, 2024, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated May 15, 2024 (the transactions contemplated therein, the "SilverBow Merger"), between Crescent, SilverBow Resources, Inc. ("SilverBow"), Artemis Acquisition Holdings Inc. ("Artemis Holdings"), Artemis Merger Sub Inc. ("Merger Sub Inc.") and Artemis Merger Sub II LLC ("Merger Sub LLC"). The SilverBow Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Crescent being identified as the accounting acquirer.

Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Crescent, merged with and into SilverBow (the "Initial Merger"), with SilverBow surviving the merger (the "Initial Surviving Corporation"), and immediately following the Initial Merger, the Initial Surviving Corporation merged with and into Merger Sub LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Artemis Holdings, a Delaware corporation and a direct wholly owned subsidiary of Crescent (the "Subsequent Merger" and together with the Initial Merger, the "Mergers"), with Merger Sub LLC continuing as the surviving company of the Subsequent Merger (the "Subsequent Surviving Company") as a direct wholly owned subsidiary of Artemis Holdings. Promptly following the completion of the Mergers, Artemis Holdings contributed the Subsequent Surviving Company to Crescent Energy OpCo LLC, a Delaware limited liability company, of which Crescent is the managing member, which in turn contributed the Subsequent Surviving Company to its wholly owned subsidiary, Crescent Energy Finance, a Delaware limited liability company.

Subject to the terms and conditions of the Merger Agreement, each share of SilverBow's common stock, par value $0.01 per share ("SilverBow Common Stock") issued and outstanding immediately prior to the merger close date, was converted into the right to receive, pursuant to an election made and not revoked, one of the following forms of consideration: (A) 3.125 shares of Crescent Class A Common Stock, (B) a combination of 1.866 shares of Crescent Class A Common Stock and $15.31 in cash or (C) $38.00 in cash, subject to an aggregate cap of $400.0 million on the total cash consideration payable for the SilverBow Common Stock in the SilverBow Merger. The Merger Agreement also provided that each outstanding SilverBow restricted stock unit, performance-based stock unit (assuming maximum performance) and in-the money stock option, whether vested or unvested, held by certain employees and directors of SilverBow (collectively, the "SilverBow Equity Awards") became fully vested and was canceled and converted into a right to receive a cash payment (less the exercise price in the case of stock options) or, in the case of the restricted stock units and performance-based stock units, a partial cash payment and partial settlement in shares of Crescent Class A Common Stock. Each stock option with an exercise price that equaled or exceeded the amount of such cash payment was cancelled for no consideration. See the table below for consideration transferred and preliminary purchase price allocation. Certain data necessary to complete the final purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of SilverBow’s assets and liabilities. We expect to complete the purchase price allocation during the 12-month period following the acquisition date. Crescent issued 51.6 million shares of Class A Common Stock in the SilverBow Merger and paid $382.4 million in cash to former SilverBow shareholders, including amounts payable in respect of outstanding SilverBow equity awards. See NOTE 13 – Equity-Based Compensation Awards.

From the date of the SilverBow Merger through December 31, 2024, revenues and net income associated with operations acquired through the SilverBow Merger were $430.2 million and $156.9 million, respectively. We recognized transaction related expenses of $42.8 million within General and administrative expense on the consolidated statements of operations for the year ended December 31, 2024.

The following table summarizes our unaudited pro forma financial information for the years ended December 31, 2024 and 2023 as if the SilverBow Merger and Central Eagle Ford Acquisition occurred on January 1, 2023 (unaudited):

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenues	$3,582,776	$3,610,300
Net income	10,158	782,563

As part of the SilverBow Merger we acquired a deferred acquisition liability from historical SilverBow acquisitions. Per the terms of the acquired contract we were required to make a $75.0 million payment in the fourth quarter of 2024 related to deferred purchase consideration of $50.0 million and a WTI-based contingent earn-out payment of $25.0 million since the average settlement price of WTI was between $75 per barrel and $80 per barrel during the 12-month period that began in December 2023.

During 2024 we reorganized our business, primarily as a result of the SilverBow Merger, which included one-time termination costs and exit costs for the closure of one of our offices. During the year ended December 31, 2024, we expect the total amount of one-time employee termination benefits incurred to be $11.4 million and lease termination and other costs of $5.5 million, of which $14.3 million were recognized in General and Administrative expense and $2.7 million were recognized in Asset operating expense, respectively, on the consolidated statements of operations. The following is a reconciliation of our restructuring liability, which is included within Accounts payable and accrued liabilities on the consolidated balance sheets.

	One-time employee termination benefits	Lease termination and other costs	Total
	(in thousands)
December 31, 2023	$—	$—	$—
Costs incurred and charged to expense	11,433	5,516	16,949
Costs paid	(6,531)	(5,516)	(12,047)
December 31, 2024	$4,902	$—	$4,902

Other Acquisitions

Central Eagle Ford Acquisition

In October 2024, we acquired from unaffiliated third parties certain interests in oil and gas properties, rights and related assets located in Atascosa, Frio, La Salle and McMullen Counties, Texas for aggregate consideration of approximately $156.0 million, including certain customary purchase price adjustments (the “Central Eagle Ford Acquisition”).

The Central Eagle Ford Acquisition has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, with Crescent being identified as the accounting acquirer. From the date of the Central Eagle Ford Acquisition through December 31, 2024, revenues and net income associated with operations acquired through the Central Eagle Ford Acquisition were $10.4 million and $3.1 million, respectively. We recognized transaction related expenses of $5.6 million within General and administrative expense on the consolidated statements of operations for the year ended December 31, 2024.

Eagle Ford Minerals Acquisition

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

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our significant asset acquisitions and business combinations during the three years ended December 31, 2024 that impact the periods presented:

	Asset Acquisitions				Business Combinations
	Eagle Ford Minerals Acquisition	July Western Eagle Ford Acquisition	October Western Eagle Ford Acquisition	Uinta Transaction	SilverBow Merger	Central Eagle Ford Acquisition
	(in thousands)
Consideration transferred:
Cash consideration:
Cash paid	$25,000	$592,735	$235,069	$632,400	$358,092	$156,031
Settlement of SilverBow Equity Awards in cash	—	—	—	—	18,858	—
Equity consideration:
Fair value of Class A Common Stock issued to SilverBow Common stockholders	—	—	—	—	595,294	—
Settlement of SilverBow Equity Awards in Class A Common Stock	—	—	—	—	16,129	—
Total	$25,000	$592,735	$235,069	$632,400	$988,373	$156,031
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$—	$5,200	$—
Accounts receivable, net	—	—	—	—	140,073	—
Derivative assets – current	—	—	—	—	100,601	—
Prepaid expenses	—	355	—	—	6,154	—
Other current assets	—	—	—	—	945	—
Oil and natural gas properties - proved	12,865	595,025	239,573	785,150	1,980,500	144,085
Oil and natural gas properties - unproved	12,135	22,310	9,819	70,057	207,191	—
Field and other property and equipment	—	—	—	8,374	4,586	17,848
Derivative assets – noncurrent	—	—	—	—	37,870	—
Other assets	—	—	—	—	25,199	—
Accounts payable and accrued liabilities	—	(12,668)	(5,790)	—	(196,963)	(1,212)
Acquired deferred acquisition consideration	—	—	—	—	(76,550)	—
Other current liabilities	—	—	—	—	(10,029)	—
Derivative liabilities – current	—	—	—	(179,696)	—	—
Short-term debt	—	—	—	—	(37,500)	—
Long-term debt	—	—	—	—	(1,103,125)	—
Deferred tax liability	—	—	—	—	(58,670)	—
Asset retirement obligations	—	(10,541)	(7,908)	(37,203)	(25,683)	(4,690)
Other liabilities	—	(1,746)	(625)	(14,282)	(11,426)	—
Net assets acquired	$25,000	$592,735	$235,069	$632,400	$988,373	$156,031

Divestitures

During the years ended 2024 and 2023, we sold non-core assets to unrelated third-party buyers for $54.8 million and $28.9 million in aggregate cash proceeds, respectively, and recorded a gain of approximately $29.4 million during the year ended 2024 on the sale of these assets.

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

Chama

In February 2022, we contributed all of the assets and prospects in the U.S.Gulf formerly owned by Contango to Chama in exchange for a 9.4% interest in Chama, which interest was valued at $3.8 million. As a result, we derecognized the assets and liabilities that were contributed to Chama from our consolidated balance sheets and recorded an investment in equity affiliates for our interest in Chama, as well as a $4.5 million gain related to the deconsolidation of these assets and liabilities. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. Pursuant to the Limited Liability Company Agreement of Chama, we may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to the producing assets we contributed to Chama.

NOTE 4 – Property, Plant and Equipment

The following table summarizes our oil and natural gas properties as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(in thousands)
Proved oil and natural gas properties (successful efforts method)	$11,471,299	$8,574,478
Unproved oil and natural gas properties	374,306	283,324
Oil and natural gas properties, at cost	11,845,605	8,857,802
Less: accumulated depreciation, depletion, amortization and impairment	(3,840,344)	(2,865,095)
Oil and natural gas properties, net	$8,005,261	$5,992,707

Other Property

The following table summarizes other property, plant and equipment as of December 31, 2024 and 2023:

	Estimated useful life	As of December 31,
		2024	2023
	(years)	(in thousands)
Gathering and pipeline system	30	$109,324	$106,023
Vehicles	3-5	19,309	16,420
Computers, furniture, and equipment	3-10	12,491	7,733
Buildings and improvements	5-30	14,177	13,452
Land		20,694	5,374
Financing right of use asset	1-5	18,435	18,454
Field inventory		32,441	31,114
Field and other property and equipment, at cost		226,871	198,570
Less: accumulated depreciation, amortization and impairment		(87,078)	(75,451)
Field and other property and equipment, net		$139,793	$123,119

Capitalized Exploratory Well Costs

Capitalized exploratory well costs are included in unproved oil and natural gas properties. As of December 31, 2024 and 2023, we did not have any capitalized exploratory well costs.

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

As of December 31, 2024, our commodity derivative instruments consisted of fixed price and basis swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of December 31, 2024:

Production Period	Volumes	Weighted Average Fixed Price			Fair Value
	(in thousands)				(in thousands)
Crude oil swaps – WTI (Bbls):
2025	14,837	$70.14			$7,971
2026	4,301	$68.71			8,975
2026 (1)	2,738	$76.31			(7,569)
2027 (2)	3,650	$75.00			(10,770)
Crude oil collars – WTI (Bbls):
2025	5,576	$62.33	—	$79.10	3,750
2026	273	$64.00	—	$71.50	280
2026 (3)	730	$65.00	—	$76.00	(2,275)
Crude oil collars – Brent (Bbls):
2025	365	$65.00	—	$91.61	579
Natural gas swaps (MMBtu):
2025	57,760	$3.95			25,655
2026	45,395	$3.96			2,445
Natural gas collars (MMBtu):
2025	74,009	$3.12	—	$5.74	11,285
2026	40,100	$3.02	—	$4.65	(7,476)
NGL swaps (Bbls):
2025	1,460	$23.88			(2,072)
Crude oil basis swaps (Bbls):
2025	17,240	$1.62			4,084
2026	3,831	$1.85			547
Natural gas basis swaps (MMBtu):
2025	105,347	$(0.26)			1,065
2026	76,600	$(0.44)			(10,028)
2027	36,500	$(0.38)			(5,177)
Calendar Month Average roll swaps (Bbls):
2025	12,958	$0.31			(1,742)
Total					$19,527

(1)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2025.
(2)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2026.
(3)     Represents outstanding crude oil collar options exercisable by the counterparty until December 2025.

We use derivative commodity instruments and enter into swap contracts which are governed by International Swaps and Derivatives Association ("ISDA") master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts at December 31, 2024 and 2023:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
December 31, 2024
Assets:
Derivative assets – current	$95,484	$(42,211)	$53,273
Derivative assets – noncurrent	25,287	(18,603)	6,684
Total assets	$120,771	$(60,814)	$59,957
Liabilities:
Derivative liabilities – current	$(44,909)	$42,211	$(2,698)
Derivative liabilities – noncurrent	(56,335)	18,603	(37,732)
Total liabilities	$(101,244)	$60,814	$(40,430)
December 31, 2023
Assets:
Derivative assets – current	$93,720	$(39,399)	$54,321
Derivative assets – noncurrent	22,686	(14,620)	8,066
Total assets	$116,406	$(54,019)	$62,387
Liabilities:
Derivative liabilities – current	$(81,450)	$39,399	$(42,051)
Derivative liabilities – noncurrent	(14,620)	14,620	—
Total liabilities	$(96,070)	$54,019	$(42,051)

See NOTE 6 – Fair Value Measurements for more information.

The amount of realized and unrealized gain (loss) recognized in Gain (loss) on derivatives in our consolidated statements of operations was as follows for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
	2024	2023	2022
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(112,777)	$(171,274)	$(395,147)
Realized gain (loss) on natural gas positions	77,546	(1,022)	(327,098)
Realized gain (loss) on NGL positions	(623)	18,562	(57,015)
Total realized gain (loss) on derivatives	(35,854)	(153,734)	(779,260)
Unrealized gain (loss) on commodity derivatives	(78,494)	320,714	102,358
Gain (loss) on derivatives	$(114,348)	$166,980	$(676,902)

During the year ended December 31, 2022, we settled certain of our outstanding derivative oil commodity contracts for open positions associated with calendar years 2022 and 2023. Subsequent to the settlements, we entered into new commodity derivative contracts at prevailing market prices.

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

Recurring Fair Value Measurements

The following table presents the location and fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023, by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024
Financial assets:
Derivative assets	$—	$120,771	$—	$120,771
Financial Liabilities:
Derivative liabilities	$—	$(101,244)	$—	$(101,244)
December 31, 2023
Financial assets:
Derivative assets	$—	$116,406	$—	$116,406
Financial Liabilities:
Derivative liabilities	$—	$(96,070)	$—	$(96,070)

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

As stated in NOTE 2 - Summary of Significant Accounting Policies, our oil and natural gas properties were written down to their fair value resulting in an impairment expense. During the year ended December 31, 2024, we recorded impairment expense of $161.5 million related to Oil and natural gas properties with a carrying value of $345.9 million that was determined to not be recoverable and a fair value of $184.4 million. During the year ended December 31, 2023, we recorded impairment expense of

$153.5 million related to Oil and natural gas properties and Investments in equity affiliates. We recorded an impairment of $149.6 million related to Oil and natural gas properties with a carrying value of $238.1 million that was determined to not be recoverable and a fair value of $88.5 million. We also recorded an other-than-temporary impairment of $3.9 million related to Investments in equity affiliates for an investment that was determined to be fully impaired. The fair value was determined using a discounted cash flow model based on the expected present value of the future net cash flows from our oil and natural gas reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include estimates of (i) future prices based on the forward commodity price curve as of December 31, 2024, (ii) production costs, development expenditures and anticipated production, based on our 2024 net proved reserves, and (iii) a risk-adjusted discount rate of 10%.

Our other non-recurring fair value measurements include the estimates of the fair value of assets and liabilities acquired through business combinations. Our business combinations are accounted for using the acquisition method under GAAP, which requires all assets acquired and liabilities assumed in the acquisitions to be recorded at fair values at the acquisition date of each transaction. Oil and natural gas properties were valued based on an income approach using a discounted cash flow model utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. Net derivative liabilities assumed in the acquisitions were valued based on Level 2 inputs similar to the Company's other commodity price derivatives. See NOTE 3 – Acquisitions and Divestitures.

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes as of December 31, 2024 and 2023 was $3,113.8 million and $1,750.7 million based on quoted market prices or Level 1 inputs.

NOTE 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$56,323	$125,010
Accrued lease and asset operating expense	76,990	58,847
Accrued capital expenditure	171,365	74,206
Accrued general and administrative	15,044	16,441
Accrued gathering, transportation and marketing expense	76,477	56,088
Accrued revenue and royalties payable	192,884	154,345
Accrued interest expense	98,343	45,546
Accrued severance taxes	36,135	58,100
Other	16,891	24,960
Total accounts payable and accrued liabilities	$740,452	$613,543

NOTE 8 – Debt

Senior Notes

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "June 2024 Offering"). In September 2024, we issued an additional $250.0 million, aggregate principal amount of 2033 Notes at 101.000% of par (the "September 2024 Offering," and together with the June 2024 Offering, the "2033 Notes Offerings"). The aggregate proceeds from the 2033 Notes Offerings were approximately $982.1 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes

Offerings to finance the majority of the SilverBow Merger, including (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, and (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

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

2032 Notes

In March 2024, we issued $700.0 million aggregate principal amount of 7.625% senior notes due 2032 (the "2032 Notes") at par (the “March 2024 Offering”). In December 2024, we issued an additional $400.0 million, aggregate principal amount of 2032 Notes at 100.250% of par (the "December 2024 Offering," and together with the March 2024 Offering, the "2032 Notes Offerings"). The aggregate proceeds from the 2032 Notes Offering were approximately $1,080.7 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the majority of the consideration of the Tender Offer and Redemption (each term as defined below) of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs, as discussed further below. We used the proceeds from the December 2024 Offering to repay the amounts outstanding under our Revolving Credit Facility.

All issuances of the 2032 Notes are treated as a single series of securities under the indenture governing the 2032 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

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

Revolving Credit Facility

Overview

We are party to a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. Our Revolving Credit Facility matures on April 10, 2029, but contains terms that if certain conditions regarding our outstanding 2028 Notes exist on November 16, 2027, it will mature on November 16, 2027. At December 31, 2024, we had no outstanding borrowings and $21.2 million in letters of credit outstanding under the Revolving Credit Facility.

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

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at December 31, 2024 is 0.375% per year and fees incurred are included within Interest expense on our consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of December 31, 2023 was 9.75%. We had no borrowing outstanding under the Revolving Credit Facility at December 31, 2024.

Covenants

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies.

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At December 31, 2024 and 2023, we had letters of credit outstanding of $21.2 million and $14.4 million, respectively, which reduces the amount available to borrow under our Revolving Credit Facility.

The following table summarizes our debt balances as of December 31, 2024 and 2023:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
December 31, 2024
Revolving Credit Facility	$—	$21,186	$2,600,000	4/10/2029
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
Less: Unamortized discount, premium and issuance costs	(50,745)
Total long-term debt	$3,049,255

December 31, 2023
Revolving Credit Facility	$23,500	$14,408	$2,000,000	9/23/2027
7.250% Senior Notes due 2026	700,000	—	—	5/1/2026
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
Less: Unamortized discount, premium and issuance costs	(29,125)
Total long-term debt	$1,694,375

NOTE 9 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$445,060	$365,614
Additions(1)	43,784	34,460
Retirements	(13,399)	(10,046)
Accretion expense	31,527	27,782
Revisions	35,230	29,002
Sale	(56,034)	(1,752)
Balance at end of period	486,168	445,060
Less: current portion	(37,223)	(26,741)
Balance at end of period, noncurrent portion	$448,945	$418,319

(1)During the year ended December 31, 2024, our ARO additions primarily related to oil and natural gas properties acquired in the SilverBow Merger and the Central Eagle Ford Acquisition. During the year ended December 31, 2023, our ARO additions primarily related to properties acquired in the Western Eagle Ford Acquisitions. See NOTE 3 – Acquisitions and Divestitures for additional information.

NOTE 10 – Equity and Redeemable Noncontrolling Interests

Equity

Class A and Class B Common Stock

As of December 31, 2024 and 2023, we had 187,070,725 and 91,608,800 shares of Class A Common Stock and 65,948,124 and 88,048,124 shares of Class B Common Stock outstanding, respectively. Our Class A Common Stock is publicly traded, while our Class B Common Stock is 100% owned by the former owners of Independence. We paid dividends of $0.48 and $0.53 per share of Class A Common Stock during the years ended December 31, 2024 and 2023, respectively.

Equity Transactions

2024 Equity Transactions

In December 2024, we conducted an underwritten public offering of 24.7 million shares of Class A Common Stock at a price to the public of $14.00 per share (not including underwriter discounts and commissions) (the "December 2024 Equity Issuance"). This included 3.2 million shares of Class A Common Stock that were issued upon the underwriters exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement. We received net proceeds of approximately $329.3 million from the 2024 Equity Issuance, after deducting underwriting fees and expenses.

On April 1, 2024, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, exercised its redemption right with respect to 6.0 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "April 2024 Class A Redemption"). The shares of Class A Common Stock were subsequently sold by Independence Energy Aggregator L.P. at a price per share of $10.74, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the April 2024 Class A Redemption.

In March 2024, 16.1 million OpCo Units were acquired from Independence Energy Aggregator L.P. and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Redemption"). Of the total OpCo Units acquired, 13.8 million were exchanged for shares of Class A Common Stock, which were subsequently sold in an underwritten public offering at a price to the public of $10.50 per share, or a net price of $9.87 per share after deducting the underwriters' discounts and commissions, from which we did not receive any proceeds, nor incur any material expenses with respect to such acquisition. In connection with the underwritten public offering, we repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for $22.7 million in cash and we cancelled a corresponding number of shares of Class B Common Stock (the "March 2024 Repurchase," together with the March 2024 Redemption, the "March 2024 Equity Transactions").

As a result of the December 2024, April 2024 Class A Redemption and the March 2024 Equity Transactions (the "2024 Equity Transactions"), the total number of shares of our Class A Common Stock increased by 44.5 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares. Redeemable noncontrolling interests decreased by $515.0 million while APIC increased by $821.5 million as a result of the 2024 Equity Transactions.

2023 Equity Transactions

In September 2023, we conducted an underwritten public offering of 12.7 million shares of Class A Common Stock at a price to the public of $12.25 per share (not including underwriter discounts and commissions). This includes 1.7 million shares of Class A Common Stock that were issued upon the underwriters exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement. We received net proceeds of $145.7 million from the such issuance (the "2023 Equity Issuance," and together with the 2024 Equity Issuance, the "Equity Issuances"), after deducting underwriting fees and expenses.

During 2023, an affiliate of KKR exercised its redemption right with respect to approximately 30.6 million OpCo Units , and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2023 Class A Redemption"); 27.6 million of such shares of Class A Common Stock were subsequently distributed to certain of its legacy investors in privately-managed funds and accounts; 3.0 million of such shares of Class A Common Stock were subsequently sold by such affiliate of KKR at a price per share of $10.90, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses associated with the 2023 Class A Redemption.

2022 Equity Transactions

In September 2022, Independence Energy Aggregator L.P., the entity through which certain affiliated entities held their interests in us, exchanged 6.3 million units representing membership interests in OpCo (together with a corresponding number of shares of our Class B Common Stock) for shares of our Class A Common Stock and agreed to sell 5.75 million shares of our Class A Common Stock (the "Offering") at a price to the public of $15.00 per share, or a net price of $14.10 per share after deducting the underwriters' discounts and commissions. We did not receive any cash proceeds from the Offering. Concurrent with the closing of the Offering, we repurchased an aggregate of approximately 2.6 million OpCo Units from PT Independence Energy Holdings LLC for $36.2 million and cancelled a corresponding number of shares of our Class B Common Stock (the "Concurrent OpCo Unit Purchase," and, together with the Offering, the "2022 Equity Transactions"). As a result of the 2022 Equity Transactions, the total number of shares of our Class A Common Stock increased by 6.3 million shares, including 0.6 million shares of our Class A Common Stock that were not included as part of the Offering, but rather issued in exchange for shares of Class B Common Stock and distributed in-kind by Independence Energy Aggregator L.P. to affiliates, and the number of shares of our Class B Common Stock decreased by approximately 8.9 million. Redeemable noncontrolling interests decreased by $158.1 million while APIC increased by $121.8 million as a result of the 2022 Equity Transactions and to reflect the new ownership of OpCo.

Treasury stock

At December 31, 2024 and 2023, our treasury stock shares represent shares we withheld associated with the payroll tax withholding obligations due from employees upon the vesting of stock awards. We include the shares withheld as Treasury stock on our consolidated balance sheets and separately pay the payroll tax obligation. These retained shares are not part of a publicly announced program to repurchase shares of our Class A Common Stock and are accounted for at cost.

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

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction to equity on our consolidated balance sheets. For the year ended December 31, 2024, we repurchased 0.7 million shares of our Class A Common Stock for $7.8 million, at an average price of $10.70 per share ("2024 Class A Repurchases"), and in connection therewith, we cancelled a corresponding number of OpCo units held by us. When combining our 2024 Class A Repurchases with our March 2024 Repurchase, we have $119.5 million remaining under our stock repurchase program.

Noncontrolling interests

We record noncontrolling interest associated with third party ownership interests in our subsidiaries. Income or loss associated with these interests is classified as net income (loss) attributable to noncontrolling interest on our consolidated statements of operations.

Redeemable Noncontrolling Interests

In 2021, 127.5 million OpCo Units were issued to the former owners of Independence. The former owners of Independence also own all outstanding shares of our Class B Common Stock. Pursuant to the OpCo LLC Agreement, holders of OpCo Units, other than the Company, may redeem all or a portion of their OpCo Units, together with a corresponding number of shares of Class B Common Stock, for either (a) shares of Class A Common Stock or (b) an approximately equivalent amount of cash as determined pursuant to the terms of the OpCo LLC Agreement, at the election of the Company. In connection with the exercise of such redemption, a corresponding number of shares of Class B Common Stock will be cancelled. The redemption election is not considered to be within the control of the Company because the holders of Class B Common Stock and their affiliates control the Company through direct representation on the Board of Directors. As a result, we present the noncontrolling interests in OpCo as redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interest is recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to additional paid-in capital. The redemption amount is based on the 10-day volume-weighted average closing price (“VWAP”) of Class A Common Stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to additional paid-in capital.

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

In September 2023, the proceeds from the 2023 Equity Issuance, including the exercise of the underwriters' over-allotment, were contributed by Crescent to OpCo in exchange for 12.7 million OpCo Units. As a result of the additional OpCo Units owned by Crescent, we reclassified $65.8 million from Redeemable noncontrolling interests to Additional paid-in capital.

During 2023, the Class A Conversion reduced the number of shares of our Class B Common Stock outstanding by 30.6 million shares. A corresponding number of OpCo Units were transferred to Crescent, which reduced the value of our Redeemable noncontrolling interests by $679.6 million.

From December 31, 2021 through December 31, 2024, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interest
(in thousands)
Balance as of December 31, 2021	$2,325,013
Net income attributable to redeemable noncontrolling interests	381,257
Contributions	5,985
Distributions	(213)
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(126,384)
Accrued OpCo cash distribution initiated by Manager Compensation	(9,513)
Equity-based compensation	18,623
Cancellation of OpCo Units associated with 2022 Equity Transactions	(158,065)
Balance as of December 31, 2022	$2,436,703
Net income attributable to redeemable noncontrolling interests	253,909
Contributions	1,238
Distributions	(417)
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(80,805)
Accrued OpCo cash distribution initiated by Manager Compensation	(6,794)
Equity-based compensation	42,782
Change in redeemable noncontrolling interests associated with the Class A Conversions	(679,567)
Change in redeemable noncontrolling interests associated with the 2023 Equity Issuance	(65,841)
Balance as of December 31, 2023	$1,901,208
Net (loss) attributable to redeemable noncontrolling interests	(21,863)
Distributions	(293)
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(48,008)
Accrued OpCo cash distribution initiated by Manager Compensation	(4,525)
Equity-based compensation	67,042
Repurchase of redeemable noncontrolling interest	(10,569)
Change in redeemable noncontrolling interests associated with the 2024 Equity Transactions	(514,955)
Change in redeemable noncontrolling interests associated with the SilverBow Merger	(143,540)
Cancellation of OpCo Units associated with 2024 Class A Repurchases	3,832
Balance as of December 31, 2024	$1,228,329

NOTE 11 – Income Taxes

We are subject to U.S. federal income and state tax on our allocable share of any taxable income of OpCo.

During the years ended December 31, 2024 and 2023, we decreased APIC by $84.7 million and $92.5 million, respectively, related to a change in the deferred tax liability related to our estimated basis in our ownership interests in OpCo as a result of the 2024 Equity Issuances, the SilverBow Merger, Class A Conversions and 2023 Equity Issuance. As of December 31, 2024 and 2023, we did not have any uncertain tax positions.

Details of current and deferred income taxes are provided in the following tables:

	Year Ended December 31,
	2024	2023	2022
Federal income tax expense (benefit)	(in thousands)
Current	$1,422	$(17)	$323
Deferred	(39,379)	19,520	38,002
State income tax expense (benefit)
Current	3,360	511	2,790
Deferred	3,525	3,213	(4,824)
Total income tax expense (benefit)	$(31,072)	$23,227	$36,291
The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income taxes statutory rate	21.0%	21.0%	21.0%
Change in rate as a result of:
State income tax provision, net of federal benefit	(3.1)%	1.0%	(0.6)%
SilverBow Merger transaction costs	3.1%	—%	—%
Change in valuation allowance (1)	(0.6)%	—%	2.6%
Permanent adjustments	(0.1)%	—%	0.9%
Income attributable to noncontrolling interests and redeemable noncontrolling interests	(2.6)%	(15.3)%	(15.6)%
Other	0.7%	—%	(1.3)%
Effective income tax rate	18.4%	6.7%	7.0%

(1)During the years ended December 31, 2024 and 2022, we recognized changes in the valuation allowance related to our recognized built-in loss ("RBIL") deferred tax asset as it was not more likely than not to be fully utilized.

Significant components of the Company's deferred income taxes were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax liabilities	(in thousands)
Outside basis in OpCo	$529,071	$284,533
OpCo state deferred tax	13,832	4,232
Total deferred tax liabilities	542,903	288,765
Deferred tax assets
U.S. federal and state NOLs (1)	132,811	32,381
Recognized built-in loss carryforward	21,637	20,622
NOL and RBIL valuation allowance	(45,136)	(44,121)
Equity-based compensation	47,402	10,630
Other	15,860	6,672
Total deferred tax assets, net of valuation allowance	172,574	26,184
Net deferred income tax liability	$370,329	$262,581

(1)At December 31, 2024 and 2023, we had U.S. federal net operating loss carryforwards ("NOLs") of $1.9 million, net of tax, that have expiration dates beginning in 2029. At December 31, 2024 and 2023, we also have U.S. federal NOLs of $130.4 million and $30.0 million, net of tax, that were generated after 2017 and have indefinite lives but are limited to offsetting 80% of taxable income in a given tax year.

In July 2024, we completed the SilverBow Merger, see NOTE 3 – Acquisitions and Divestitures for more information. As part of the preliminary purchase price allocation, we recognized a net deferred tax liability of $58.7 million to reflect differences between tax basis and the fair value of SilverBow’s assets acquired and liabilities assumed. Tax attributes related to U.S. federal NOLs and interest expense are included in the net deferred tax liability. Due to the change of ownership of SilverBow in connection with the SilverBow Merger, the availability of these attributes will have utilization limitations under Section 382.

We assess the available positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2024 and 2023, a valuation allowance has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future.

As of December 31, 2024 and 2023, we had U.S. federal and state NOLs of $132.8 million and $32.4 million, respectively. A portion of these NOLs are subject to a valuation allowance of $23.5 million as of December 31, 2024 and 2023, respectively, because we do not believe they will be recoverable as a result of limitations on their use under Section 382. During the year ended December 31, 2024 and 2023 we recorded an additional $1.0 million and $19.3 million valuation allowance related to recognized built-in-loss ("RBIL") property that was also subject to the Section 382 limitation. At December 31, 2024 and 2023, the valuation allowance related to our RBIL carryforward was $21.6 million and $20.6 million, respectively.

As we noted above, we have U.S. federal net operating loss ("NOL") carryforwards and recognized built-in-loss ("RBIL") that are subject to limitation under Section 382. Pursuant to Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, utilization of our NOL and RBIL carryforwards is subject to an annual limitation. These annual limitations may resulted in the expiration of NOL and RBIL carryforwards prior to utilization; accordingly we have maintained a valuation allowance related to U.S. federal NOL and RBIL carryforwards that we do not believe are recoverable due to these Section 382 limitations.

NOTE 12 – Commitments and Contingencies

From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of business. We are currently unaware of any proceedings that, in the opinion of management, will individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows.

We are subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local regulations. Accordingly, no significant liability or loss associated with environmental remediation was recognized as of December 31, 2024 and 2023.

Carbon Dioxide Purchase Agreement

We have a take-or-pay carbon dioxide purchase agreement that includes a minimum volume commitment to purchase carbon dioxide at a price stipulated in the contract. The agreement provides carbon dioxide for use in our enhanced recovery projects in certain of our properties. The daily minimum volume commitments are 119 MMcf/per day from June 2021 to May 2026, with the commitment effectively ending in May 2026. We expect to purchase more carbon dioxide through the end of the agreement in 2026 than our minimum volume commitments, and, in accordance with the agreement, if we do not meet our minimum volume commitments for a year (or years), we can make up the volumes in future years through 2029 as long as we pay for our minimum volumes each year. As of December 31, 2024 and 2023, we have met the required minimum volumes.

Oil and Natural Gas Transportation and Gathering Agreements

We have entered into certain oil and natural gas transportation and gathering agreements with various pipeline carriers. Under these agreements, we are obligated to ship minimum daily quantities or pay for any deficiencies at a specified rate. We are also obligated under certain of these arrangements to pay a demand charge for firm capacity rights on pipeline systems regardless of the amount of pipeline capacity that we utilize. If we do not utilize the capacity, we can release it to others, thus reducing our potential liability. We recognized $6.6 million, $15.6 million and $4.5 million of transportation expense in our consolidated statements of operations related to minimum volume deficiencies for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes our future commitments related to these oil and natural gas transportation and gathering agreements as of December 31, 2024:

As of December 31, 2024
(in thousands)
2025	$164,314
2026	149,043
2027	141,658
2028	125,075
2029	105,053
Thereafter	220,761
Total minimum future commitments	$905,904

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Equity-based compensation expense (income):
Liability-classified profits interest awards	$3,446	$298	$10,137
Equity-classified profits interest awards	(11,649)	12,799	2,403
Equity-classified LTIP RSU awards	2,999	1,685	1,192
Equity-classified LTIP PSU awards	639	118	—
Equity-classified Manager PSUs	188,138	68,036	24,331
SilverBow Merger awards	9,908	—	—
Total equity-based compensation expense (income)	$193,481	$82,936	$38,063
Tax benefit related to equity-based compensation awards	$851	$277	$—

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

We did not have any unrecognized compensation cost related to time-based unvested liability-classified profits interest awards at December 31, 2024 and 2023. Unrecognized compensation cost related to performance-based unvested liability classified profits interest awards was $2.9 million as of December 31, 2024 and $3.8 million at December 31, 2023, respectively. As of December 31, 2024 and 2023, we carried $4.5 million and $5.8 million in Other liabilities on the consolidated balance sheets, respectively. Transactions involving all of our unvested liability-classified stock-based compensation profits interests awards is summarized below:

	Year Ended December 31,
	2024	2023	2022
	(units in thousands)
Beginning balance	1	1	708
Granted	371	—	—
Vested	(371)	—	—
Forfeited	—	—	(707)
Ending balance	1	1	1

	(in millions)
Fair value of vested awards	$7.3	$—	$—
Cash settlements of liability-classified profits interest awards	7.3	—	—

During the year ended December 31, 2022, we entered into amendments to the award agreements of certain of our liability-classified profits interests, which resulted in a modification from liability classification to equity classification. As a result, we recorded a reclassification of $7.3 million from other long-term liabilities to noncontrolling interest on the consolidated balances sheets during the year ended December 31, 2022.

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

Unrecognized compensation cost related to time-based unvested equity-classified profits interest awards was $0.8 million and $25.4 million at each of December 31, 2024 and 2023 and is expected to be recognized over a remaining weighted average service period of 1.0 year and 2.7 years, respectively. Unrecognized compensation cost related to our performance based equity-classified profits interest awards was $1.5 million and $37.7 million as of December 31, 2024 and 2023, respectively. Transactions involving all of our unvested equity-classified profits interest awards, including weighted average grant date fair values, are summarized below:

	Units	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2022	118,801	$0.66
Granted	433	54.97
Vested	(15)	—
Forfeited	(12,630)	0.78
Unvested at December 31, 2023	106,589	$0.86
Granted	—	—
Modified	—	—
Vested	(43,905)	0.14
Forfeited	(2,784)	29.23
Unvested at December 31, 2024	59,900	$0.07

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash settlement of awards during the period	$—	$—	$—
Fair value of awards vested during the period	6,361	—	2,403

Equity-classified LTIP RSU Awards

During the years ended December 31, 2024 and 2023, we granted equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. LTIP RSUs will vest over a period of one to three years, with equity based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the consolidated balance sheets.

At December 31, 2024 and 2023, we had $2.4 million and $2.4 million of unrecognized compensation cost related to unvested equity-classified LTIP RSU awards, which are expected to be recognized over a remaining weighted average period of 2.1 years and 1.4 years, respectively. The fair value of vested LTIP RSUs during the years ended December 31, 2024 and 2023 was $1.4 million and $1.0 million respectively. Transactions involving all of our unvested equity-classified LTIP RSU awards, including weighted average grant date fair values, are summarized below:

	Restricted Stock Units	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2022	130	$18.41
Granted	243	11.74
Vested	(86)	18.41
Forfeited	—	—
Unvested at December 31, 2023	287	$12.77
Granted	301	11.45
Vested	(116)	11.99
Forfeited	(26)	17.42
Unvested at December 31, 2024	446	$11.82

Equity-classified LTIP PSU Awards

During the years ended December 31, 2024 and 2023, we granted equity-classified LTIP PSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain employees. Each LTIP PSU represents the right to receive one share of Class A Common Stock, on such LTIP PSU's performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. Compensation cost for these awards is presented within General and administrative expense on the consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the consolidated balance sheets.

At December 31, 2024 and 2023, we had $1.6 million and $2.2 million of unrecognized compensation cost related to unvested equity-classified LTIP PSU Awards, which are expected to be recognized over a remaining weighted average period of 2.4 years and 3.7 years. Transactions involving all of our unvested equity-classified LTIP PSU awards, including weighted average grant date fair value, are summarized below:

	Target Class A Shares	Weighted average grant date fair value
(in thousands)
Unvested at December 31, 2022	—	$—
Granted	102	22.75
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2023	102	$22.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2024	102	$22.75

Equity-classified Manager PSU Awards

We have equity-classified Manager PSUs that were granted in accordance with the Manager Incentive Plan. The Manager PSU performance periods are generally three years with the performance period end dates ranging from December 2024 through December 2028. Each Manager PSU represents the right to receive a target 2% of our issued and outstanding Class A Common Stock on such Manager PSU's performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. Compensation cost for these awards is presented within General and administrative expense on the consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the consolidated balance sheets.

During the year ended December 31, 2024, in conjunction with the 2024 Equity Transactions, the closing of the SilverBow Merger, 2024 Class A Repurchases and LTIP RSU award vesting, we increased our Class A Common Stock share count by 95.5 million shares. As a result, the number of equity-classified Manager PSU target shares of Class A Common Stock related to the Crescent Energy Company 2021 Manager Incentive Plan increased by approximately 9.5 million shares. We accounted for this increase as a change in estimate and recognized additional expense of $121.8 million during the year ended December 31, 2024. See NOTE 3 – Acquisitions and Divestitures for more information. The certification of the Company's level of achievement with respect to the first Target PSU for the first three-year-performance period under the Incentive Compensation is in process and is expected to be completed in 2025.

During the year ended December 31, 2023, in conjunction with the 2023 Equity Issuance, Class A Conversions and LTIP RSU award vesting, we increased our Class A Common Stock share count by 43.3 million shares. As a result, the number of equity-classified Manager PSU target Class A Shares granted under the Crescent Energy Company 2021 Manager Incentive Plan increased by 4.3 million shares. We accounted for this increase as a change in estimate and recognized additional expense of $30.4 million during the year ended December 31, 2023.

Unrecognized compensation cost related to unvested awards was $144.0 million and $114.9 million, at a weighted average grant date fair value of $22.75 per share as of December 31, 2024 and 2023, and is expected to be recognized over a remaining weighted-average period of 2.4 years and 2.9 years, respectively. Transactions involving all of our unvested Manager PSUs are summarized below:

Target Class A Shares
(in thousands)
Unvested at December 31, 2022	4,827
Granted	4,333
Vested	—
Forfeited	—
Unvested at December 31, 2023	9,160
Granted	9,546
Vested	(3,741)
Forfeited	—
Unvested at December 31, 2024	14,965

SilverBow Merger Awards

On July 30, 2024, in accordance with the Agreement and Plan of Merger, certain of the outstanding SilverBow Equity Awards were modified to be accelerated to vest immediately and certain of the outstanding SilverBow Equity Awards were modified to vest at the maximum level of performance. Accordingly, we recognized a portion of this settlement as consideration transferred in the SilverBow Merger and the remaining settlement was recognized as a one-time charge to equity based compensation expense within General and administrative expense on the consolidated statements of operations during the year ended December 31, 2024. See NOTE 3 – Acquisitions and Divestitures for more information.

NOTE 14 – Related Party Transactions

KKR Group

Management Agreement

Crescent Energy Company has a management agreement (the "Management Agreement") with KKR Energy Assets Manager LLC (the "Manager"). Pursuant to the Management Agreement, the Manager provides the Company with its senior executive management team and certain management services. The Management Agreement had an initial term of three years that began in 2021 and was automatically renewed in December 2024 for an additional three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter, unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation from the Company equal to $51.3 million per annum ("Manager Compensation") (calculated based on the Company's pro rata relative ownership of OpCo multiplied by $69.4 million (the "Base Input"), which is included in General administrative expenses on our consolidated statements of operations. As the Company's business and assets expand, the Base Input will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions) and increased by $14.0 million during the year ended December 31, 2024 in conjunction with the closing of the SilverBow Merger and December 2024 Equity Issuance. However, the Base Input will not increase from the issuance of the Company's shares upon the redemption or exchange of OpCo Units. See NOTE 3 – Acquisitions and Divestitures for more information.

The Company expects its ownership percentage of OpCo will increase over time through the redemption of OpCo Units for shares of Class A Common Stock or the issuance of additional shares of Class A Common Stock. As this occurs, the Manager Compensation pursuant to the formula defined in the Management Agreement, which is reflected in our consolidated statements of operations, will increase. In order to pay the Manager Compensation, the Company must first receive a cash distribution from OpCo, and any such cash distribution necessitates a concurrent pro rata cash distribution to the holders of redeemable noncontrolling interests. This cash distribution to the holders of redeemable noncontrolling interests does not represent additional Manager Compensation; rather, it represents an ordinary cash distribution to the holders of redeemable noncontrolling interests. In certain instances in our financial statements and other disclosures, we clarify the underlying event that requires us to make such distributions, not because the distributions to the holders of redeemable noncontrolling interests are made for such purpose (e.g. Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend, Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation and Cash contributions from (cash distributions to) redeemable noncontrolling interests initiated by income taxes).

During the years ended December 31, 2024, 2023 and 2022, we recorded general and administrative expense of $41.3 million, $23.8 million and $14.3 million, respectively, related to the Manager Compensation and concurrently made cash distributions of $22.2 million, $33.2 million and $32.3 million in 2024, 2023 and 2022 to our redeemable noncontrolling interests. At December 31, 2024, we reduced redeemable noncontrolling interests by $4.5 million for the OpCo distribution declaration to redeemable noncontrolling interests that will be paid during the first quarter of 2025. At December 31, 2024, we had $17.4 million and $13.9 million, included within Accounts payable - affiliates on the consolidated balance sheets for Crescent Energy Company's fee associated with the Manager Compensation and cash distributions to be paid to our redeemable noncontrolling interests in the first quarter of 2025.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A common stock equal to 2% of the outstanding Class A common stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A common stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. During the years ended December 31, 2024, 2023 and 2022, we recorded general and administrative expense of $188.1 million, $68.0 million and $24.3 million, respectively, related to the Incentive Compensation. See NOTE 13 – Equity-Based Compensation Awards for more information.

KKR Funds
From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a quarterly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of December 31, 2024 and 2023, we had a related party receivable of $4.3 million and $0.1 million, respectively, included within Accounts receivable – affiliates and a related party payable of $1.2 million and $27.9 million, respectively, included within Accounts payable – affiliates on our consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings, credit facility structuring and equity offerings. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Amounts paid to KCM	$8.7	$5.2	$3.5

We recorded these fees to debt issuance costs within Long-term debt (note offerings) and Other assets (credit facility structuring) or APIC (equity offerings). At December 31, 2023 we had a related party payable of $0.3 million, included within Accounts payable - affiliates on our consolidated balance sheet associated with KCM transactions.

Other Transactions

In March 2024, OpCo repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, for $22.7 million. See NOTE 10 – Equity and Redeemable Noncontrolling Interests for more information. During the years ended December 31, 2024, 2023 and 2022, we made cash distributions of $32.5 million, $57.1 million and $97.0 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. In addition, during the years ended December 31, 2024, 2023 and 2022, we reimbursed KKR $2.4 million, $1.5 million and $1.8 million for costs incurred on our behalf. At December 31, 2024 we had $0.7 million accrued within Accounts payable - affiliates for reimbursable costs and distributions to our redeemable noncontrolling interests for their pro rata share of taxes which will be paid during the first quarter of 2025.

During the year ended December 31, 2023, we signed a ten-year office sublease agreement with KKR. The terms of the lease provide for an annual base rent of approximately $0.7 million. Upon lease commencement in December 2023, we recorded a $5.3 million right-of-use asset in Other assets, an operating lease liability of $0.4 million in Other current liabilities and $4.9 million in Other liabilities on the consolidated balance sheets. At December 2023 we also recorded our allocated share of leasehold improvement cost from KKR of $6.6 million to Accounts payable - affiliates and Field and other property and equipment, at cost on the consolidated balance sheets that was subsequently paid during 2024.

Board of Directors

During the year ended December 31, 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. In addition, the lease provides for reimbursement of our costs up to $1.1 million for tenant improvements, which we were reimbursed the full amount during the year ended December 31, 2024. In addition, during the year ended December 31, 2024 we entered into an amendment to the original lease agreement for additional office space. Under the amended agreement our annual base rent is $0.4 million increasing to $0.5 million over the life of the agreement. Upon lease commencement in April 2023, we recorded a $2.4 million right-of-use asset in Other assets, an operating lease liability of $0.1 million in Other current liabilities and $2.3 million in Other liabilities on the consolidated balance sheets.

We may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to producing assets held by Chama, an Investment in equity affiliates on our consolidated balance sheets. During the year ended December 31, 2024, we funded $4.7 million to Chama associated with the plugging and abandonment costs.

NOTE 15 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends, and shares of Class B Common Stock do not have rights to participate in dividends or undistributed earnings. However, shareholders of Class B Common Stock receive pro rata distributions from OpCo through their ownership of OpCo Units. We apply the two-class method for purposes of calculating earnings per share (“EPS”). The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents declared during the period and each security's respective participation rights in undistributed earnings and losses. Net income (loss) per share - diluted excludes the effect of 3.3 million PSUs and 0.2 million of RSUs for the year ended December 31, 2024 that were not included in the computation of earnings per share because to do so would have been antidilutive to our net loss.

Net income (loss) attributable to Crescent Energy is allocated to Class A Common Stock and Class B Common Stock based on the participation rights of each class to share in undistributed earnings and losses after giving effect to dividends declared during the period, if any.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(137,683)	$321,991	$480,600
Less: net (income) loss attributable to noncontrolling interests	1,215	(472)	(2,669)
Less: net (income) loss attributable to redeemable noncontrolling interests	21,863	(253,909)	(381,257)
Net income (loss) attributable to Crescent Energy - basic	$(114,605)	$67,610	$96,674
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	—	46	25
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	—	869	490
Net income (loss) attributable to Crescent Energy - diluted	$(114,605)	$68,525	$97,189
Denominator:
Weighted-average Class A Common Stock outstanding - basic	130,715,482	66,597,580	43,865,176
Add: dilutive effect of RSUs	—	39,999	11,867
Add: dilutive effect of PSUs	—	764,643	234,780
Weighted-average Class A common stock outstanding – diluted	130,715,482	67,402,222	44,111,823
Weighted-average Class B Stock outstanding - basic and diluted	70,519,162	104,271,400	124,856,941
Net income (loss) per share:
Class A Common Stock - basic	$(0.88)	$1.02	$2.20
Class A Common Stock - diluted	$(0.88)	$1.02	$2.20
Class B Common Stock - basic and diluted	$—	$—	$—

NOTE 16 - Segment Information

We have evaluated how we are organized and managed and have identified one reportable segment, which is the exploration and production of crude oil, natural gas and NGLs. We consider our gathering, processing and marketing functions as ancillary to our oil and gas producing activities. Substantially all of our operations and assets are located onshore in the United States, and substantially all of our revenues are attributable to United States customers.

The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer. The CODM uses measures of profitability including Net income (loss) on the Consolidated statement of operations to assess performance and determine resource allocation. The CODM uses these metrics to make key operating decisions, including the determination of allocation of capital between development of existing oil and gas properties and the acquisition of additional oil and gas properties, and the identification and divestiture of non-core assets. The measure of segment assets is reported on the Consolidated balance sheets as Total assets. We do not have intra-entity sales or transfers.

The table below provides information about the Company’s single reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Total revenues	$2,930,919	$2,382,602	$3,057,065
Less:
Lease operating expense	528,822	495,380	438,753
Workover expense	60,312	58,441	66,864
Asset operating expense	103,220	86,593	78,709
Gathering, transportation and marketing	312,931	235,153	177,078
Production and other taxes	162,634	162,963	238,381
Depreciation, depletion and amortization	949,480	675,782	532,926
Impairment of oil and natural gas properties	161,542	153,495	142,902
Midstream and other operating expense	110,136	39,809	13,513
General and administrative expense excluding equity-based compensation	142,738	57,982	46,927
Equity-based compensation expense	193,481	82,936	38,063
Interest expense	216,263	145,807	95,937
Other segment items	127,043	(133,730)	706,412
Net income (loss)	$(137,683)	$321,991	$480,600

Total development of oil and natural gas properties	745,198	578,316	624,880

Other segment items include Exploration expense, Gain (loss) on derivatives, (Gain) loss on sale of assets and Loss from extinguishment of debt from our consolidated statements of operations.

NOTE 17 – Subsequent Events

Subsequent events have been evaluated through the date of issuance of these financial statements, and there have been no events subsequent to December 31, 2024, other than those items disclosed below, that would require additional adjustments to our disclosure in our financial statements.

Dividend

On February 26, 2025, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to our shareholders of our Class A Common Stock with respect to the fourth quarter of 2024. The quarterly dividend is payable on March 26, 2025 to shareholders of record as of the close of business on March 12, 2025. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

Ridgemar Acquisition

On December 3, 2024, we entered into the Membership Interest Purchase Agreement (the “Ridgemar Acquisition Agreement”) pursuant to which we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”). In connection with the closing of the Ridgemar Acquisition in the first quarter of 2025, we paid $819 million in cash and issued 5.5 million shares of our Class A Common Stock to former Ridgemar owners, before any customary post closing adjustments (the "Ridgemar.Acquisition"). In addition, we agreed to pay up to $170.0 million in earn-out consideration paid quarterly in fiscal years 2026 and 2027 based on the quarterly NYMEX WTI price of crude oil in fiscal years 2026 and 2027 (collectively, the "Ridgemar Consideration”). We are currently evaluating the Ridgemar Acquisition and have not completed the purchase accounting.

Webb Gas Acquisition

In January 2025, we acquired from unaffiliated third parties additional interests in Crescent operated oil and gas properties, rights and related assets located in Webb County, Texas for aggregate consideration of approximately $21.2 million, subject to customary post closing adjustments.

NOTE 18 – Supplemental Oil and Natural Gas Disclosures (Unaudited)

Geographic Area of Operation

All of the oil and natural gas properties in which we have working interests and mineral and royalty interests are located within the continental U.S., with the majority concentrated in Texas and the Rockies. Therefore, the following disclosures about our costs incurred and proved reserves are presented on a consolidated basis. In addition, at December 31, 2021, we had a 37% ownership in our equity method investment, Exaro, that operates in the Jonah Field in Wyoming. During the year ended December 31, 2022, our equity method investment, Exaro, sold its operations, see NOTE 3 – Acquisitions and Divestitures for additional information.

Oil and Natural Gas Reserve Information

The following table presents our net proved reserves for the years ended December 31, 2024, 2023 and 2022 and the changes in net proved oil, natural gas and NGL reserves during such years. The net proved reserves for our equity method investment, Exaro, are presented based on our 37% ownership percentage. Exaro was acquired in 2021 and subsequently sold in 2022, thus no values are presented for 2024, 2023 and 2022.

Developed and Undeveloped	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Consolidated operations
Net proved reserves at December 31, 2021	210,160	1,469,953	76,493	531,645
Revisions of previous estimates (1)	(18,859)	(14,815)	4,167	(17,158)
Extensions, discoveries, and other additions (2)	37,208	60,312	7,751	55,011
Sales of reserves in place	(6,006)	(19,365)	(2,680)	(11,915)
Purchases of reserves in place (3)	42,444	138,920	—	65,597
Production	(21,865)	(128,470)	(7,110)	(50,387)
Net proved reserves at December 31, 2022	243,082	1,506,535	78,621	572,793
Revisions of previous estimates (4)	(15,501)	(472,337)	(11,676)	(105,901)
Extensions, discoveries, and other additions (5)	2,808	16,240	1,635	7,150
Sales of reserves in place	(1,655)	(15,075)	(1,774)	(5,942)
Purchases of reserves in place (6)	46,018	271,682	43,301	134,599
Production	(24,287)	(130,629)	(8,475)	(54,533)
Net proved reserves at December 31, 2023	250,465	1,176,416	101,632	548,166
Revisions of previous estimates (7)	(17,316)	(210,432)	(11,263)	(63,648)
Extensions, discoveries, and other additions (8)	16,626	70,632	10,604	39,002
Sales of reserves in place	(3,344)	(5,318)	(767)	(4,998)
Purchases of reserves in place (9)	81,204	746,988	58,664	264,366
Production	(29,945)	(183,227)	(13,154)	(73,637)
Net proved reserves at December 31, 2024	297,690	1,595,059	145,716	709,251
Equity affiliate
Net proved reserves at December 31, 2021	204	20,765	—	3,665
Sales of reserves in place	(200)	(20,357)	—	(3,593)
Production	(4)	(408)	—	(72)
Net proved reserves at December 31, 2022	—	—	—	—
Net proved reserves at December 31, 2023	—	—	—	—

Developed and Undeveloped	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Net proved reserves at December 31, 2024	—	—	—	—

Total company
Net proved reserves at December 31, 2022	243,082	1,506,535	78,621	572,793
Net proved reserves at December 31, 2023	250,465	1,176,416	101,632	548,166
Net proved reserves at December 31, 2024	297,690	1,595,059	145,716	709,251

(1)Revisions of previous estimates primarily relate to increased expected future costs driven by inflation and a higher commodity price environment.
(2)Extensions, discoveries and other additions of 55.0 MMBoe primarily relate to PUD extensions most of which related to our Eagle Ford asset.
(3)Purchases of reserves in place of 65.6 MMBoe primarily related to our Uinta Acquisition.
(4)Revisions of previous estimates primarily relate to a 133 MMBoe downward revision from lower oil and natural gas prices, partially offset by 27 MMBoe in upward revisions from a variety of factors primarily driven by new contracts, operating expense revisions and upward forecast revisions in certain basins.
(5)Extensions, discoveries and other additions of 7.2 MMBoe primarily relate to PUD extensions all of which related to our Eagle Ford and Uinta assets.
(6)Purchases of reserves in place of 134.6 MMBoe primarily related to our Western Eagle Ford Acquisitions.
(7)Revisions of previous estimates relate to 79.6 MMBoe downward revisions, driven primarily by a 44.0 MMBoe downward revision from lower oil and natural gas prices, partially offset by 16.0 MMBoe in upward revisions from a variety of factors primarily driven by new contracts and operating expense revisions in certain basins.
(8)Extensions, discoveries and other additions of 39.0 MMBoe primarily relate to PUD extensions all of which related to our Eagle Ford and Uinta assets.
(9)Purchases of reserves in place of 264.4 MMBoe primarily related to our the SilverBow Merger and Central Eagle Ford Acquisition.

The following table sets forth our net proved oil, natural gas and NGL reserves for both our consolidated operations and our investment in Exaro as of the years ended December 31, 2024, 2023 and 2022:

Proved Developed Reserves	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Consolidated operations
December 31, 2024	193,611	1,342,718	109,223	526,622
December 31, 2023	176,546	1,032,578	87,316	435,958
December 31, 2022	160,113	1,398,770	66,803	460,046
Equity affiliate
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—

Proved Undeveloped Reserves	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Consolidated operations
December 31, 2024	104,079	252,341	36,493	182,629
December 31, 2023	73,919	143,838	14,316	112,208
December 31, 2022	82,969	107,765	11,818	112,747
Equity affiliate
December 31, 2024	—	—	—	—
December 31, 2023	—	—	—	—
December 31, 2022	—	—	—	—

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table summarizes the capitalized costs relating to our oil and natural gas producing activities for our consolidated operations as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(in thousands)
Consolidated operations
Proved oil and natural gas properties (successful efforts method)	$11,471,299	$8,574,478
Unproved oil and natural gas properties	374,306	283,324
Oil and natural gas properties, at cost	11,845,605	8,857,802
Less: accumulated depreciation, depletion, amortization and impairment	(3,840,344)	(2,865,095)
Net capitalized costs	$8,005,261	$5,992,707

Equity affiliate
Net capitalized costs	$—	$—

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. For a description and allocation of costs incurred for our significant acquisitions included in the table below, see NOTE 3 – Acquisitions and Divestitures. Exploration costs include additions to exploratory wells, including those in progress, and exploration expenses. Development costs include additions to production facilities and equipment and additions to development wells, including those in progress.

The following table summarizes costs incurred related to our oil and natural gas activities for both our consolidated operations and our investment in Exaro for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Consolidated operations
Acquisition costs:
Proved	$2,163,000	$836,159	$793,081
Unproved	219,326	35,474	71,387
Field and other property and equipment	25,734	—	8,200
Exploration costs	16,591	9,328	3,425
Development	745,198	578,316	624,880
Total costs incurred	$3,169,849	$1,459,277	$1,500,973

Equity affiliate
Total costs incurred	$—	$—	$—

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

Future net cash flows were calculated at December 31, 2024, 2023 and 2022 by applying prices, which were the simple average of the first-of-the-month commodity prices, adjusted for location and quality differentials, with consideration of known contractual price changes. The following table provides the average benchmark prices per unit, before location and quality differential adjustments, used to calculate the related reserve category:

	Year Ended December 31,
	2024	2023	2022
Average benchmark price per unit:
Crude oil (Bbl)	$75.48	$78.22	$93.67
Natural gas (MMBtu)	$2.13	$2.64	$6.36

The following table sets forth the standardized measure of discounted future net cash flows for both our consolidated operations and our investment in Exaro from projected production of oil and natural gas reserves and excludes the midstream revenue impact on a portion of our operations that could reduce future production costs, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Consolidated operations
Future cash inflows	$27,890,094	$24,267,134	$33,628,495
Future production costs	(12,981,064)	(11,897,791)	(14,077,136)
Future development costs (1)	(3,801,466)	(2,713,247)	(2,380,931)
Future income taxes (2)	(1,055,147)	(410,721)	(773,479)
Future net cash flows	10,052,417	9,245,375	16,396,949
Annual discount of 10% for estimated timing	(4,348,722)	(3,956,193)	(7,262,283)
Standardized measure of discounted future net cash flows	$5,703,695	$5,289,182	$9,134,666

Equity affiliate
Future cash inflows	$—	$—	$—
Future production costs	—	—	—
Future development costs	—	—	—
Future income taxes	—	—	—
Future net cash flows	—	—	—
Annual discount of 10% for estimated timing	—	—	—
Standardized measure of discounted future net cash flows	$—	$—	$—

(1)    Future development costs include future abandonment and salvage costs.
(2)    Our future income taxes are based upon on our allocable share of any taxable income of OpCo. Estimated future taxable income or loss generated by OpCo is generally allocated and passed through to Crescent at our proportionate share of OpCo unit ownership which at December 31, 2024, 2023 and 2022 was 74%, 51% and 29%, respectively.

Changes in standardized measure of discounted future net cash flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for both our consolidated operations and our investment in Exaro for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Consolidated operations
Balance at beginning of period	$5,289,182	$9,134,666	$4,958,300
Net change in prices and production costs	(47,265)	(2,859,297)	4,156,736
Net change in future development costs	(92,580)	(141,382)	(132,213)
Sales and transfers of oil and natural gas produced, net of production expenses	(1,715,764)	(1,354,856)	(2,083,147)
Extensions, discoveries, additions and improved recovery, net of related costs	318,421	119,025	1,105,549
Purchases of reserves in place	2,493,077	1,338,224	1,333,452
Sales of reserves in place	(70,549)	(90,157)	(118,253)
Revisions of previous quantity estimates	(817,132)	(2,244,012)	(952,958)
Previously estimated development costs incurred	369,595	301,839	488,934
Net change in taxes	(478,046)	190,444	(251,714)
Accretion of discount	556,612	960,208	575,440
Changes in timing and other	(101,856)	(65,520)	54,540
Balance at end of period	$5,703,695	$5,289,182	$9,134,666

Equity affiliate
Balance at beginning of period	$—	$—	$23,178
Net change in prices and production costs	—	—	—
Net change in future development costs	—	—	—
Sales and transfers of oil and natural gas produced, net of production expenses	—	—	(2,063)
Extensions, discoveries, additions and improved recovery, net of related costs	—	—	—
Purchases of reserves in place	—	—	—
Sales of reserves in place	—	—	(22,845)
Revisions of previous quantity estimates	—	—	—
Previously estimated development costs incurred	—	—	—
Net change in taxes	—	—	1,730
Accretion of discount	—	—	—
Changes in timing and other	—	—	—
Balance at end of period	$—	$—	$—

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(in thousands, except share and unit data)
ASSETS
Current assets:
Cash and cash equivalents	$3,001	$2,305
Income tax receivable	523	1,938
Accounts receivable - affiliates	12,872	7,558
Total current assets	16,396	11,801
Investment in subsidiary	4,722,280	3,889,449
TOTAL ASSETS	$4,738,676	$3,901,250

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable – affiliates	$12,947	$7,183
Income tax payable	1,272	—
Total current liabilities	14,219	7,183
Deferred tax liability	356,497	258,349
Total liabilities	370,716	265,532
Contingencies (Note 3)
Redeemable noncontrolling interests	1,228,329	1,901,208
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized and 189,505,209 and 92,680,353 shares issued and 187,070,725 and 91,608,800 shares outstanding as of December 31, 2024 and 2023, respectively	19	9
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 65,948,124 and 88,048,124 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	9
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of December 31, 2024 and 2023	—	—
Treasury stock, at cost; 2,434,484 and 1,071,553 shares of Class A common stock as of December 31, 2024 and 2023, respectively	(32,430)	(17,143)
Additional paid-in capital	3,227,450	1,626,501
Retained earnings (accumulated deficit)	(64,751)	95,447
Noncontrolling interests	9,336	29,687
Total equity	3,139,631	1,734,510
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$4,738,676	$3,901,250

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Revenues	$—	$—	$—
Expenses:
General and administrative expense	41,262	23,829	14,313
Total expenses	41,262	23,829	14,313
Income (loss) before taxes and equity in income (losses) of subsidiary	(41,262)	(23,829)	(14,313)
Income tax benefit (expense)	39,166	(21,553)	(31,979)
Income (loss) before equity in income (losses) of subsidiary	(2,096)	(45,382)	(46,292)
Equity in income (losses) of subsidiary, net of tax	(135,587)	367,373	526,892
Net income (loss)	(137,683)	321,991	480,600
Less: net (income) loss attributable to noncontrolling interests	1,215	(472)	(2,669)
Less: net (income) loss attributable to redeemable noncontrolling interests	21,863	(253,909)	(381,257)
Net income (loss) attributable to Crescent Energy	$(114,605)	$67,610	$96,674
Net income (loss) per share:
Class A common stock - basic	$(0.88)	$1.02	$2.20
Class A common stock - diluted	$(0.88)	$1.02	$2.20
Class B common stock - basic and diluted	$—	$—	$—
Weighted average shares outstanding:
Class A common stock - basic	130,715	66,598	43,865
Class A common stock - diluted	130,715	67,402	44,112
Class B common stock - basic and diluted	70,519	104,271	124,857

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(137,683)	$321,991	$480,600
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) losses of subsidiary	135,587	(367,373)	(526,892)
Deferred income taxes (benefit)	(42,549)	21,068	30,611
Changes in operating assets and liabilities:
Income tax receivable	1,415	3,366	(5,304)
Accounts receivable - affiliates	449	(487)	—
Accounts payable – affiliates	5,763	3,329	2,940
Income tax payable	1,272	(1,051)	983
Net cash used in operating activities	(35,746)	(19,157)	(17,062)
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(376,950)	—	—
Net cash provided by investing activities	(376,950)	—	—
Cash flows from financing activities:
Distributions from OpCo	101,517	59,582	44,571
Cash received from sale of OpCo Units	392,236	—	—
Dividend to Class A common stock	(65,075)	(34,120)	(27,509)
Proceeds from Equity Issuance after underwriting fees	330,573	145,665	—
Cash contribution to OpCo	(330,573)	(149,665)	—
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(7,441)	—	—
Repurchases of Class A common stock	(7,845)	—	—
Other	—	—	—
Net cash provided by financing activities	413,392	21,462	17,062
Net change in cash, cash equivalents and restricted cash	696	2,305	—
Cash, cash equivalents and restricted cash, beginning of period	2,305	—	—
Cash, cash equivalents, and restricted cash, end of period	$3,001	$2,305	$—

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CRESCENT ENERGY COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1 – Corporate Structure and Basis of Presentation

Corporate Structure

Our Class A Common Stock is listed on The New York Stock Exchange under the symbol “CRGY.” We are structured as an “Up-C,” with substantially all of our assets and operations held by Crescent Energy OpCo LLC ("OpCo"). Crescent is a holding company, the sole material assets of which are units of OpCo ("OpCo Units"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within “Notes to Consolidated Financial Statements—NOTE 14 – Related Party Transactions" included elsewhere in of this Annual Report. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in "Notes to Consolidated Financial Statements—NOTE 8 – Debt" included elsewhere in this Annual Report. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. OpCo Units may be redeemed or exchanged for Class A Common Stock or, at our election, cash on the terms and conditions set forth in the Amended and Restated Limited Liability Company Agreement of OpCo (“OpCo LLC Agreement”). Additionally, an affiliate of the KKR Group (as defined in –Basis of Presentation) is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

Basis of Presentation

As the sole managing member of OpCo, we are responsible for all operational, management and administrative decisions related to OpCo’s business. Because the unit holders of OpCo lack the characteristics of a controlling financial interest, OpCo was determined to be a variable interest entity. Crescent is considered the primary beneficiary of OpCo as it has both the power to direct OpCo and the right to receive benefits from OpCo. As a result, we consolidate the financial results of OpCo and its subsidiaries, including Crescent Energy Finance LLC. During the year ended December 31, 2024 and 2023, our ownership of OpCo increased due to the 2022 Equity Transactions as described in "Notes to Consolidated Financial Statements—NOTE 1 – Organization and Basis of Presentation" included elsewhere in this Annual Report. At December 31, 2024 and 2023, our ownership of OpCo was 74% and 51%, respectively, and 26% and 49%, respectively, of OpCo was owned by holders of our redeemable noncontrolling interests.

These condensed parent company financial statements reflect the activity of Crescent as the parent company to OpCo and have been prepared in accordance with Rules 5-04 and 12-04 of Regulation S-X, as the restricted net assets of OpCo and its consolidated subsidiaries exceed 25% of the consolidated net assets of Crescent. This information should be read in conjunction with the consolidated financial statements of Crescent included elsewhere in this Annual Report.

NOTE 2 – Acquisitions

For details regarding acquisitions, see "Notes to Consolidated Financial Statements—NOTE 3 – Acquisitions and Divestitures" included elsewhere in this Annual Report.

NOTE 3 – Income Taxes

For details regarding income taxes, see "Notes to Consolidated Financial Statements—NOTE 11 – Income Taxes" included elsewhere in this Annual Report.

NOTE 4 – Contingencies

For details regarding contingencies related to litigation, see "Notes to Consolidated Financial Statements—NOTE 12 – Commitments and Contingencies" included elsewhere in this Annual Report.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's Disclosure Controls, as of December 31, 2024. Based on such evaluation, such officers have concluded that, as of December 31, 2024, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Assessment of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our Chief Executive Officer and Chief Financial Officer, used the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. Please see their "Report of Independent Registered Public Accounting Firm" included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Crescent Energy Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crescent Energy Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Houston, Texas
February 26, 2025

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth information regarding the members (each, a “Director”) of our Board of Directors and officers (each, an “Executive Officer”).

Name	Age	Position
David C. Rockecharlie	52	Chief Executive Officer and Director
Brandi Kendall	40	Chief Financial Officer and Director
Todd N. Falk	44	Chief Accounting Officer
John Clayton “Clay” Rynd	35	Executive Vice President
Bo Shi	36	General Counsel and Corporate Secretary
John C. Goff	69	Chairman and Director
Claire S. Farley	66	Director
Robert G. Gwin	61	Director
Ellis L. “Lon” McCain	77	Director
Karen J. Simon	65	Director
Erich Bobinsky	36	Director
Bevin Brown	48	Director
Marcus C. Rowland	72	Director
Michael Duginski	58	Director

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

Claire S. Farley has served as a Director since December 2021 and previously served as a Director of Independence from August 2020 through December 2021. Ms. Farley served as a Senior Advisor to KKR’s Energy Real Assets team from 2011 through 2021, after having joined KKR in 2011 as a Partner. Prior to joining KKR, she was co-founder and co-CEO of RPM Energy LLC. Ms. Farley previously was an advisory director of Jefferies Randall & Dewey, also serving as co-president. She was CEO of Randall & Dewey before it combined with Jefferies & Company. Prior to that, she served in various roles at Texaco, Inc., including CEO of HydroTexaco, president of the North American production division and president of worldwide exploration and new ventures. She has also served as CEO of two start-up ventures: Intelligent Diagnostics Corporation, and Trade-Ranger Inc. Ms. Farley serves on the board of directors of Technip FMC and LyondellBasell Industries, N.V. Ms. Farley holds a B.S. from Emory University. We believe that Ms. Farley’s leadership, investing and energy experience make her well-suited to serve as a Director.

Robert G. Gwin has served as a Director since December 2021. Mr. Gwin was previously President of Anadarko Petroleum Corporation (“Anadarko”), one of the world’s largest independent oil and natural gas exploration and production companies, until August of 2019, when the company was purchased by Occidental Petroleum Corporation. He previously was Executive Vice President, Finance and Chief Financial Officer of Anadarko from 2009 to 2018. Mr. Gwin is also currently a director of TechnipFMC plc. He has previously served as a director of Pembina Pipeline Corporation, Enable Midstream Partners, LP, where he served as Chairman of its board of directors, and Western Gas Partners LP and its general partner Western Gas Equity Partners LP, where he served as Chairman of their boards of directors. He has served on numerous community and charitable organization boards throughout his career, currently including the MD Anderson Cancer Center and Communities in Schools – Houston. He holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and is a Chartered Financial Analyst (CFA). We believe Mr. Gwin’s business and industry experience make him well-suited to serve as a Director.

Ellis L. “Lon” McCain has served as a Director since December 2021. Mr. McCain was previously a director of Contango from February 2006 through December 2021, at which time he was serving as Chairman of Contango’s Audit Committee. Mr. McCain also served as Contango’s Lead Director from the 2014 Annual Meeting through the 2016 Annual Meeting. Mr. McCain served as Executive Vice President and Chief Financial Officer of Ellora Energy, Inc. (“Ellora”) from July 2009 through August 2010, when Ellora was merged into a subsidiary of Exxon Mobil Corporation. Prior to Ellora, Mr. McCain was Vice President, Treasurer, and Chief Financial Officer of Westport Resources Corporation (“Westport”), a publicly traded exploration and production company, from 2001 until the sale of Westport to Kerr McGee Corporation and his retirement from Westport in 2004. From 1992 until joining Westport in 2001, Mr. McCain was Senior Vice President and Principal of Petrie Parkman & Co., an investment banking firm specializing in the oil and gas industry. From 1978 until joining Petrie Parkman & Co., Mr. McCain held senior financial management positions with Presidio Oil Company, Petro-Lewis Corporation, and Ceres Capital. He was an Adjunct Professor of Finance at the University of Denver from 1982 through 2005. In addition to the board of Crescent Energy Company, Mr. McCain currently serves on the board of Cheniere Energy Partners, GP, LLC, the general partner of Cheniere Energy Partners, L.P., a publicly traded partnership. Previously, he served on the board of Continental Resources, Inc. from 2006 to November 2022. Mr. McCain received a B.A. in business administration and an M.B.A. with a major in finance from the University of Denver. Mr. McCain brings extensive business, financial and management expertise to the Company from his background as Chief Financial Officer of Ellora and Westport and from his tenure as an investment banker specializing in the oil and gas industry. Mr. McCain also brings considerable experience from his position as a director with several other energy companies. We believe Mr. McCain’s extensive business, financial, management and director expertise qualify him to serve on our Board and as Chairman of our Audit Committee.

Karen J. Simon has served as a Director since December 2021. Ms. Simon was previously a director of Contango from April 2021 through December 2021. Ms. Simon previously served as Vice Chairman, Investment Banking, at JPMorgan before retiring in December 2019. Over her 36 year banking career, she held a number of leadership positions, including Global Co-Head of Financial Sponsor Coverage, providing M&A and capital raising investment banking services to private equity funds; Co-Head of EMEA Debt Capital Markets and Head of EMEA Oil & Gas coverage, both in London, and most recently she founded JPMorgan’s Director Advisory new client group focused on providing advice to public company Directors. Ms. Simon is currently a director of two European public companies; one of which she chairs, Energean plc in London (LON: ENOG) since March 2018 and Aker ASA in Oslo (OSL: AKER) since April 2013. At Energean, Ms. Simon is a member of Remuneration committee and Chairs the Nomination & Governance committee. Additionally, Ms. Simon has served as a Senior Advisor Consultant with Independence Point Advisors, the first female-owned investment bank based in the United States, since 2022. In 2024, she also joined the Executive Advisory Council of the Bush Institute. Ms. Simon received dual graduate business degrees in 1983: an M.B.A. from Southern Methodist University in Dallas and a Master of International Management from the American Graduate School of International Management (Thunderbird) in Arizona. Earlier, she graduated from the University of Colorado, earning a Bachelor of Arts cum laude in Economics. We believe Ms. Simon’s business and investment experience make her well-suited to serve as a Director.

Erich Bobinsky has served as a Director since December 2021. Mr. Bobinsky previously served as a director of Independence from August 2020 through December 2021. Mr. Bobinsky is a Director at Liberty Mutual Investments (“LMI”), a position he has held since April 2019. Mr. Bobinsky joined LMI in 2010. Mr. Bobinsky holds a B.S. in Corporate Finance and Accounting from Bentley University. Mr. Bobinsky also holds a Chartered Financial Analyst (CFA) designation and is a member of the Boston Security Analysts Society. We believe that Mr. Bobinsky’s investment experience and relationship with LMI make him well-suited to serve as a Director.

Bevin Brown has served as a Director since December 2021. Ms. Brown previously served as a director of Independence from August 2020 through December 2021. Ms. Brown is the Managing Director of Portfolio Strategy & Management for Global Partnerships and Innovation at LMI, a position she has held since February 2020, prior to which she served as a Director at LMI beginning in 2013. Prior to joining LMI, Ms. Brown was a Director at a private equity firm and a Manager at PwC. Ms. Brown holds a B.S. from Stonehill College. We believe that Ms. Brown’s investment experience and relationship with LMI make her well-suited to serve as a Director.

Marcus Rowland has served as a director on our Board since July 2024. Mr. Rowland is a seasoned oil and gas corporate executive, director and investment manager with more than 40 years of experience in all aspects of upstream and midstream business segments. Previously, Mr. Rowland has served as the Founder and Director of IOG Capital, an energy investment firm. Prior to this, Mr. Rowland held various roles at FTS International, including President and Chief Financial Officer and

Chief Executive Officer. Before that, he served as Executive Vice President and Chief Financial Officer of Chesapeake Energy when the company became publicly traded. Mr. Rowland also served as the Chief Operating Officer of Anglo-Suisse Capital Limited and owned his own operating company earlier in his career. Mr. Rowland has served as a director on the boards of a number of public and private companies. He was previously Chairman of the Board at SilverBow Resources from September 2016 to July 2024, Chairman of the Board at Chaparral Energy, Inc. from 2019 to 2020 and also served as a director at SAExploration Holdings from 2020 to 2022, Warrior Technologies Acquisition Company from 2021 to 2022, Key Energy Services from 2020 to 2022, MIND Technology from 2015 to 2022, Warren Resources from 2012 to 2014 and Chesapeake Midstream Partners from 2010 to 2011. Mr. Rowland holds a B.A. from Wichita State University. We believe that Mr. Rowland’s executive leadership experience and industry knowledge make him well-suited to serve as a director.

Michael Duginski has served as a director on our Board since July 2024. Mr. Duginski is an experienced public company executive and director with operational industry-related expertise. Since 2015, Mr. Duginski has served as the President and Chief Executive Officer of Sentinel Peak Resources. Prior to this, Mr. Duginski served in several roles at Berry Petroleum, including Chief Operating Officer and Executive Vice President when it sold to Linn Energy in 2013. He previously served in various roles at Texaco, including Production Manager, Director of New Business Development and Gas and Power Operations Manager. Mr. Duginski has served on the public board of SilverBow Resources from April 2016 to July 2024, Madagascar Oil Limited from April 2015 to April 2016 and several private boards. Mr. Duginski holds a B.S. from the University of Arizona and an MBA from California State University, Bakersfield. We believe that Mr. Duginski’s executive leadership experience and industry knowledge make him well-suited to serve as a director.

Composition of our Board of Directors

Members of our Board of Directors are designated by the Preferred Stockholder, and, as applicable, any successor thereto. Our current Board of Directors consists of eleven Directors. Mr. Goff as Chairman and eight other Directors were designated by the Preferred Stockholder, including Messrs. Rockecharlie, Bobinsky, McCain and Gwin and Msses. Kendall, Brown, Simon and Farley, subject to the Specified Rights Agreement and Voting Agreement, as described below.

On July 30, 2024 we consummated the SilverBow Merger as contemplated by the Merger Agreement. In connection with the closing of the SilverBow Merger, we increased the size of our Board of Directors to eleven members and appointed two additional directors designated by SilverBow.

The Board has determined that each of Mses. Brown, Farley and Simon and Messrs. Bobinsky, Duginski, Goff, Gwin, McCain and Rowland is “independent” under the relevant standards of the NYSE. Because the Preferred Stockholder is the sole owner of our Non-Economic Series I Preferred Stock and accordingly has the exclusive right to appoint our Board of Directors, we are a “controlled company” under the Sarbanes-Oxley Act and NYSE rules; therefore, our Compensation Committee and Nominating & Governance Committee are not required to consist entirely of independent directors. See Item 1A. Risk Factors—“Risks related to our governance structure—We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.”

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

Pursuant to the Voting Agreement, dated as of June 7, 2021, by and between John C. Goff, Independence and the other signatories thereto (the “Voting Agreement”), Mr. Goff was granted the right to be appointed to our Board of Directors. Mr. Goff may only be removed for cause by a majority vote of Independent Directors.

There are no arrangements or understandings between any Director and any other person pursuant to which the Director was selected as a Director, other than as described above, relating to the appointment of directors. Except as otherwise disclosed herein and other than Mr. Rockecharlie’s and Ms. Kendall’s indirect interest in the Management Agreement as employees of KKR, none of the directors is a participant in any related party transaction required to be reported pursuant to Item 404(a) of Regulation S-K.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board during the year ending December 31, 2024 were Mses. Brown, Farley and Kendall. Ms. Kendall was an officer of the Company during fiscal year 2024. None of the members who served on the Compensation Committee at any time during fiscal year 2024 had any relationship requiring disclosure in “Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence,” except for Ms. Kendall’s indirect interest in the Management Agreement as an employee of KKR. See “Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement—Management Agreement.” No executive officer of the Company served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board of Directors or our Compensation Committee. No executive officer of the Company served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee.

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

The narrative discussion set forth in this Compensation Discussion and Analysis is intended to provide additional information related to the data presented in the compensation-related tables included throughout the “Executive Compensation” section of this Annual Report and largely describes the compensation program that was in place from January 1, 2024 to December 31, 2024.

Executive Summary

Named Executive Officers

The following individuals were deemed our named executive officers for the year ended December 31, 2024:

•David C. Rockecharlie, Chief Executive Officer and Director;
•Brandi Kendall, Chief Financial Officer and Director;
•Todd N. Falk, Chief Accounting Officer;
•John Clayton "Clay" Rynd, Executive Vice President; and

•Bo Shi, General Counsel and Corporate Secretary.

We have been externally managed by our Manager since December 2021 pursuant to the terms of the Management Agreement. During fiscal year 2024, all of our executive officers other than Mr. Shi, which consists of four of the five individuals deemed to be our named executive officers above, were employed by the Manager (such named executive officers who are employed by the Manager, the “Manager Executives”). Because our Management Agreement provides that our Manager is responsible for managing our day-to-day affairs, the Manager Executives did not currently receive any cash or equity-based compensation from us or any of our subsidiaries for serving as our executive officers. Additionally, the Management Agreement does not require the Manager Executives to dedicate a specific amount of time to fulfilling our Manager’s obligations to us under the Management Agreement and does not require a specified amount or percentage of the fees paid to the Manager to be allocated to the Manager Executives. Our Manager does not compensate its employees specifically for such services because these individuals also provide investment management and other services to other investment vehicles that are sponsored, managed or advised by affiliates of our Manager. As a result, our Manager has informed us that it cannot identify the portion of the compensation awarded to the Manager Executives by our Manager that relates solely to their services to us. Accordingly, we are unable to provide complete compensation information for any of the Manager Executives, including our Chief Executive Officer, as the total compensation of the Manager Executives reflects the performance of all the investment vehicles for which these individuals provide services, including, but not limited to, us.

Mr. Shi is the only named executive officer who was employed by us during fiscal year 2024 and the only named executive officer for whom we made compensation determinations during fiscal year 2024. Accordingly, unless specified otherwise, the following disclosures regarding the compensation paid to our named executive officers relates only to the compensation paid to Mr. Shi. As described below under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence—KKR Funds,” certain of our consolidated subsidiaries have entered into MSAs with entities owned by KKR Funds. Pursuant to the MSAs, certain of our employees, including Mr. Shi, provide services to such entities and the Company is reimbursed for compensation paid by the Company to our employee in respect of services provided to such entities. However, the disclosures related to Mr. Shi’s compensation set forth herein reflect 100% of the compensation paid to Mr. Shi by the Company and have not been reduced by amounts, if any, for which the Company was reimbursed by entities owned by KKR Funds.

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

Summary of Compensation Practices

We strive to maintain judicious governance standards and compensation practices by regularly reviewing best practices. We incorporated many best practices when forming our 2024 compensation program, including the following:

What We Do

☑	Align our executive compensation with Company performance
☑	Align executives’ interests with those of stockholders through awards of stock-based compensation
☑	Engage an independent compensation consultant, Meridian Compensation Partners (“Meridian”), to assess our practices with its independence reviewed on an annual basis by us
☑	Require that all annual equity awards have a minimum of one year before any initial vesting
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

Process for Determining 2024 Compensation

We do not determine the cash or other compensation payable by our Manager to the Manager Executives. Our Manager and its affiliates determine the salaries, bonuses and other wages earned by the Manager Executives from our Manager and its affiliates. Our Manager and its affiliates also determine whether and to what extent the Manager Executives will be provided with the opportunity to participate in employee benefit plans. The process for determining the compensation paid to Mr. Shi and our non-employee directors during 2024 is described below.

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

Role of Independent Compensation Consultant

During fiscal year 2024, the compensation committee continued to engage Meridian as its independent compensation consultant to assist the committee with its responsibilities related to our executive officer and director compensation programs. A representative of Meridian attends compensation committee meetings as requested. Meridian provides no services to management or the compensation committee that are unrelated to the duties and responsibilities of the compensation committee, and the compensation committee makes all decisions regarding the compensation of Mr. Shi and our non-employee directors. Meridian reports directly to the compensation committee, and all work conducted by Meridian for us is on behalf of the compensation committee.

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

2024 Compensation Decisions

Base Salary

Base salaries serve to provide fixed cash compensation to our employees, including Mr. Shi, for performing their ongoing responsibilities to the Company. During 2024, Mr. Shi’s base salary was $400,000. Effective January 1, 2025, based on an analysis of the competitive marketplace provided by Meridian and Mr. Shi's contributions, performance and experience, the Compensation Committee approved the increase of Mr. Shi’s base salary to $465,000.

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

Annual Cash Incentive Awards

Annual cash incentive awards are used to motivate and reward our employees, including Mr. Shi. We do not maintain a formal annual cash incentive award program, as such awards are instead determined on a discretionary basis and are generally based on individual performance and the financial health and performance of the Company. The target amount of Mr. Shi’s annual cash incentive compensation for 2024 was set at 115% of Mr. Shi’s base salary (“Target Bonus”). Due to strong company and individual performance, the Compensation Committee awarded Mr. Shi annual cash incentive compensation for 2024 at 105% of Target Bonus. The Compensation Committee reviewed input from Meridian and the considerations outlined above and modified Mr. Shi’s target annual cash incentive compensation target to 90% of Mr. Shi’s base salary for 2025.

Equity-Based Compensation

We have adopted two equity incentive plans pursuant to which we may grant equity-based compensation to our service providers. Our Compensation Committee believes that awards under these plans promote alignment of the interests of management with those of our stockholders and promote creation of value for our stockholders. The Manager Incentive Plan governs the Incentive Compensation granted to our Manager, and the Equity Incentive Plan governs awards granted to our service providers, including the Manager Executives and Mr. Shi. However, during fiscal years 2022, 2023 and 2024, none of the Manager Executives were granted an award under the Equity Incentive Plan.

During 2023 and 2024, we issued restricted stock unit awards subject to time-based vesting to certain of our employees, including Mr. Shi, and our non-employee directors pursuant to the Equity Incentive Plan. On April 1, 2024, Mr. Shi was granted an award of 22,361 RSUs, with the number of such RSUs determined by dividing Mr. Shi’s target equity award value (which was $250,000) by $11.18, which was the volume-weighted average closing price per share of our Class A Common Stock for the 20 trading days preceding December 7, 2023 (matching the 20 trading day measurement period under the Incentive Compensation). Mr. Shi’s 2024 award of RSUs will vest in substantially equal installments on each of the first three anniversaries of April 1, 2024, subject to his continuous employment with the Company through each such vesting date. The actual value realized by Mr. Shi with respect to his RSU awards will be dependent on the value of the Class A Common Stock on the relevant settlement date.

While we did not grant the Manager Executives any awards under the Equity Incentive Plan during fiscal years 2022, 2023 and 2024, we pay our Manager the Incentive Compensation. The Incentive Compensation serves to further align the interests of our Manager and the Manager Executives with those of the Company and its stockholders and mitigates the possibility of excessive risk taking. The Incentive Compensation is described in more detail under the headings “Items 1 and 2. Business and Properties—Management Agreement” and “Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Employment Agreements and Severance and Change in Control Benefits

We have not entered into employment agreements with any of our named executive officers. Further, we do not have any arrangements that would obligate us to make payments to the Manager Executives upon the termination of their services to us or in the event of a change in control of us. However, the award agreements governing the RSU awards granted to Mr. Shi in 2023 and 2024 provide for “double trigger” acceleration of vesting in the event that Mr. Shi experiences a qualifying termination in the 12-month period following a change in control. Mr. Shi is not entitled to any payments or benefits in connection with a termination of his employment that occurs prior to, or more than 12 months following, a change in control. The arrangement with Mr. Shi is described in more detail under the heading “—Potential Payments Upon Termination or Change in Control.”

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

Retirement Benefits

We currently maintain a retirement plan intended to provide benefits under section 401(k) of the Code whereby employees, including Mr. Shi, are allowed to contribute a portion of their base salaries to a tax qualified retirement account. In fiscal years 2023 and 2024, matching contributions were made to participating employees equal to 100% of the employee’s deferral contributions up to 5% of the employee’s compensation, subject to applicable nondiscrimination limitations imposed by the Code. The contributions made on behalf of Mr. Shi for fiscal year 2024 are disclosed in the footnotes to the Summary Compensation Table.

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

Stock Ownership Guidelines

To further align the interests of our directors with the interests of the Company’s other stockholders, our Nominating Committee established stock ownership and retention guidelines for our non-employee directors during 2023 that continued to apply during 2024. These guidelines are described in detail under the heading “—Director Compensation” below.

Clawback Policy

On October 31, 2023, our Board of Directors adopted a clawback policy (the “Clawback Policy”) that complies with the final rule adopted by the SEC in November 2022 and the applicable listing standards adopted by the New York Stock Exchange. The Clawback Policy requires us to recoup certain incentive-based compensation erroneously awarded to our current and former executive officers in the event of an accounting restatement.

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

2024 Compensation Committee Report

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
Bevin Brown
Brandi Kendall

2024 Executive Compensation Tables

Summary Compensation Table

The following table sets forth the compensation paid to our named executive officers by us for their services for the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Bo Shi	2024	400,000	483,000	261,176	19,301	1,163,477
General Counsel and Corporate Secretary	2023	400,000	460,000	105,013	18,920	983,933
	2022	300,000	345,000	134,485	14,182	793,667
David C. Rockecharlie	2024	—	—	—	—	—
Chief Executive Officer	2023	—	—	—	—	—
	2022	—	—	—	—	—
Brandi Kendall	2024	—	—	—	—	—
Chief Financial Officer	2023	—	—	—	—	—
	2022	—	—	—	—	—
Todd N. Falk	2024	—	—	—	—	—
Chief Accounting Officer	2023	—	—	—	—	—
	2022	—	—	—	—	—
John Clayton "Clay" Rynd	2024	—	—	—	—	—
Executive Vice President	2023	—	—	—	—	—
	2022	—	—	—	—	—
_______________
(1) The amount reported in this column represents the aggregate grant date fair value, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, of RSUs awarded in 2024 and 2023 under our

Equity Incentive Plan to Mr. Shi. The assumptions used in calculating the aggregate grant date fair value of such award are described in "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. As described in the Compensation Discussion and Analysis, the amount reported in this column does not reflect the actual value that will be realized by Mr. Shi in respect of his 2023 and 2024 RSU awards. We have not granted equity or equity-based awards to any of the Manager Executives.
(2) Amounts reported in this column for Mr. Shi reflect Company-paid life insurance premiums and 401(k) matching contributions in the amounts of $120 and $19,181 for the fiscal year ended December 31, 2024.

Grants of Plan-Based Awards for Fiscal Year 2024

The table below includes information regarding RSUs granted under our Equity Incentive Plan to our named executive officers during the fiscal year ended December 31, 2024.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Bo Shi	04/01/2024	3/3/2024	22,361	261,176
David C. Rockecharlie	—	—	—	—
Brandi Kendall	—	—	—	—
Todd N. Falk	—	—	—	—
John Clayton "Clay" Rynd	—	—	—	—
_______________
(1) The amount included in this column represents the number of RSUs granted to Mr. Shi pursuant to the Equity Incentive Plan during fiscal year 2024. These RSUs will vest in substantially equal installments on each of the first three anniversaries of April 1, 2024. For more information, see the section titled “Compensation Discussion and Analysis—Equity-Based Compensation” above.
(2) The amount reported in this column represents the aggregate grant date fair value, determined in accordance with FASB ASC 718, of the RSUs granted to Mr. Shi in 2024. The assumptions used in calculating the aggregate grant date fair value of such award are described in "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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

Salary and Bonus in Proportion to Total Compensation

The table below reflects the aggregate amount of Mr. Shi’s 2024 salary and bonus in proportion to the total compensation paid to Mr. Shi during 2024. The amounts reported in this table for Mr. Shi were calculated using the amounts reported in the “Salary” and “Bonus” columns of the Summary Compensation Table above. More information regarding Mr. Shi’s salary and bonus arrangements is provided in the Compensation Discussion and Analysis above under the headings “—Compensation Discussion and Analysis—2024 Compensation Decisions—Base Salary” and “—Compensation Discussion and Analysis—2024 Compensation Decisions—Annual Cash Incentive Awards.”

Name	Year	Salary and Bonus ($)	Salary and Bonus as a Percentage of Total Compensation
Bo Shi	2024	883,000	76%

We do not pay any cash or other compensation to the Manager outside of the Manager Incentive Plan as described in more detail in the Compensation Discussion and Analysis above.

Equity Incentive Plan Awards

We granted awards of time-based RSUs to Mr. Shi under the Equity Incentive Plan during 2023 and 2024. Mr. Shi will have no right to receive any dividends or other distribution with respect to a RSU unless and until shares of Class A Common Stock have been delivered in respect of the RSUs that become vested, if any, in accordance with the terms and conditions of the corresponding RSU award. The terms and conditions, including vesting, applicable to Mr. Shi’s 2023 and 2024 RSU awards are further described in the Compensation Discussion and Analysis above under the heading “—Compensation Discussion and Analysis—Equity-Based Compensation.” The potential acceleration and forfeiture events relating to Mr. Shi’s 2023 and 2024 RSU awards are described, as of December 31, 2024, in greater detail under the heading “—Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table reflects information regarding outstanding equity-based awards held by our named executive officers as of December 31, 2024, which consist of RSUs granted under the Equity Incentive Plan to Mr. Shi.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)

Bo Shi	30,986	$452,705
David C. Rockecharlie	—	—
Brandi Kendall	—	—
Todd Falk	—	—
John Clayton "Clay" Rynd	—	—
_______________
(1) Each RSU award granted to Mr. Shi represents the contingent right to receive one share of our Class A Common Stock upon vesting. The 2023 RSU award vested as to one-third of the RSUs granted on April 1, 2024 and will vest as to an additional one-third of the RSUs granted on April 1 of 2025 and 2026. The 2024 RSU award will vest in substantially equal one-third installments on April 1 of 2025, 2026, and 2027.

(2) The amount included in this column represents the market value of our Class A Common Stock underlying the RSU awards granted to Mr. Shi, computed based on the closing price of our Class A Common Stock on December 31, 2024, the last trading day of 2024, which was $14.61 per share.

Option Exercises and Stock Vested in Fiscal Year 2024

Name	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)

Bo Shi	5,530	$65,807
David C. Rockecharlie	—	—
Brandi Kendall	—	—
Todd Falk	—	—
John Clayton "Clay" Rynd	—	—
_______________
(1) Reflects shares received pursuant to the vesting, on April 1, 2024, of RSUs subject to Mr. Shi's 2022 and 2023 RSU awards. The value realized on vesting reflects the closing price of our Class A Common Stock on March 28, 2024 (the last trading day preceding the vesting date), which was $11.90, multiplied by the number of shares of our Class A Common Stock received by Mr. Shi.

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

The award agreements governing Mr. Shi’s 2023 and 2024 RSU awards provide that, upon a termination of Mr. Shi’s employment by the Company without “cause” or a resignation by Mr. Shi for “good reason” that, in each case, occurs within the 12 month period following a “change in control” of the Company, any RSUs that remain unvested as of the date of such termination will immediately vest in full, provided Mr. Shi has remained continuously employed by us from the grant date of such award through the date of termination. Upon a termination of Mr. Shi’s employment for any other reason, any unvested RSUs held by him as of the applicable termination date will be forfeited without consideration. Mr. Shi is not entitled to any payments or benefits in connection with a termination of his employment that occurs prior to, or more than 12 months following, a change in control of the Company.

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

Quantification of Benefits

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above to each of our named executive officers. Except where otherwise noted, payments and benefits are estimated assuming both qualifying termination of employment and a change in control occurred on December 31, 2024. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if other circumstances affect the assumptions used to estimate these potential payments and benefits. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits paid in such circumstances may be different than those set forth in the table below.

Benefits and Payments	Termination Without Cause or for Good Reason During 12 Month Period Following Change in Control ($)	Change in Control ($) (1)	All Other Terminations ($) (1)
Bo Shi
Cash Severance	$—	$—	$—
Accelerated Equity Awards	452,705 (2)	—	—
Total	$452,705	$—	$—

David C. Rockecharlie
Cash Severance	$—	$—	$—
Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
Brandi Kendall
Cash Severance	$—	$—	$—
Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
Todd N. Falk
Cash Severance	$—	$—	$—
Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
John Clayton "Clay" Rynd
Cash Severance	$—	$—	$—
Accelerated Equity Awards	—	—	—
Total	$—	$—	$—
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

(2) This amount was calculated by multiplying (a) the number of shares of our Class A Common Stock underlying Mr. Shi’s RSU awards that would accelerate upon a qualifying termination of Mr. Shi’s employment that occurred in December 31, 2024, assuming that such termination occurred during the 12-month period following a change in control, by (b) $14.61, the closing price of our Class A Common Stock on December 31, 2024, the last trading day of 2024.

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

Director Compensation

2024 Compensation

The following table sets forth information concerning the compensation paid by us to our directors for the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
John C. Goff	80,000	297,747	—	377,747
Claire S. Farley	99,500	167,153	—	266,653
Robert G. Gwin	80,000	167,153	—	247,153
Ellis L. “Lon” McCain	100,000	167,153	—	267,153
Karen J. Simon	80,000	167,153	25,000 (4)	272,153

Erich Bobinsky (1)	80,000	167,153	—	247,153
Bevin Brown (1)	80,000	167,153	—	247,153
_______________
(1) Erich Bobinsky and Bevin Brown are officers and employees of Liberty Holdco and serve on our Board of Directors as nominees of PT Independence. Mr. Bobinsky and Ms. Brown have agreed that they will not receive any separate compensation for serving as directors of the Company and have agreed to transfer to Liberty Holdco any director compensation that they receive from us, including any shares received in respect of equity or equity-based awards. As such, all amounts reported for Mr. Bobinsky and Ms. Brown in this table will not be retained by them, but instead will be transferred to Liberty Holdco. As such, Mr. Bobinsky and Ms. Brown will not retain any compensation with respect to their service on our Board of Directors in 2024. The aggregate number of outstanding RSUs held, as of December 31, 2024, by Mr. Goff was 25,492 and by each other non-management director was 14,311.

(2) The amounts reported in this column represent the aggregate grant date fair value, determined in accordance with FASB ASC 718, of 25,492 RSUs that were granted to Mr. Goff and the 14,311 RSUs that were granted to each other non-management director pursuant to the Equity Incentive Plan on April 1, 2024. The assumptions used in calculating the aggregate grant date fair value of such awards are described in "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. The RSU awards will vest in full on April 1, 2025, subject to the director continuously providing services on our Board of Directors through such date.

(3) As described below, the target value of the annual equity-based compensation granted to our non-management directors is $160,000 plus an additional award with a target value of $125,000 to the non-executive Chairman of the Board. The number of RSUs issued pursuant to the 2024 awards was determined by dividing such target value by $11.18, which was the volume-weighted average closing price per share of our Class A Common Stock for the 20 trading days preceding December 7, 2023 (matching the 20 trading day measurement period under the Incentive Compensation).

(4)    The amount reported represents a charitable donation made on Ms. Simon's behalf in connection with her service on the Company's Sustainability Council.

Director Compensation Policy

We established a comprehensive non-management director compensation policy. The policy is designed to provide competitive compensation necessary to attract and retain high quality non-management directors and to encourage ownership of our Class A Common Stock to further align their interests with those of the Company’s stockholders. No compensation is paid to management directors. The non-management director compensation policy in effect for the fiscal year ended December 31, 2024, provided for the following compensation to our non-management directors:

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
•An additional annual cash retainer for the following committee chairs:
•$20,000 for the chairperson of the Audit Committee,
•$10,000 for the chairperson of the Compensation Committee, and
•$9,500 for the chairperson of the Nominating Committee.

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

Manager Incentive Plan

In 2021, we adopted and our stockholders approved, the Manager Incentive Plan. The purpose of the Manager Incentive Plan is to provide a means through which we may provide equity-based compensation to the Manager, as required by the Management Agreement. The description of the Manager Incentive Plan set forth below is a summary of the material features of the Manager Incentive Plan. This summary does not purport to be a complete description of all of the provisions of the Manager Incentive Plan and is qualified in its entirety by reference to the Manager Incentive Plan, which is attached hereto as Exhibit 10.6.

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

Other. As described under “The Transaction Agreement and Related Agreements—OpCo LLC Agreement”, the OpCo LLC Agreement provides that, subject to certain exceptions, at any time we issue a share of Class A Common Stock or any other equity security (including awards granted under the Manager Incentive Plan) following December 7, 2021, the net proceeds received by us with respect to such issuance, if any, will be concurrently contributed to OpCo, which, in turn, will issue one Unit (if we issue a share of Class A Common Stock) or such other equity security (if we issue equity securities other than Class A Common Stock) corresponding to the equity securities issued by us to the Company Group.

The Incentive Compensation

In 2021, the Manager was granted the Incentive Compensation, which is an award of PSUs under the Manager Incentive Plan, as required by the Management Agreement. This summary does not purport to be a complete description of all of the provisions of the Incentive Compensation and is qualified in its entirety by reference to the award agreement governing the Incentive Compensation (the “Award Agreement”), the form of which is included as Exhibit 10.5 hereto.

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
The certification of the Company's level of achievement with respect to the first Target PSU for the first three-year-performance period under the Incentive Compensation is in process and is expected to be completed in 2025.

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

Equity Incentive Plan

In 2021, we adopted, and our stockholders approved, the Equity Incentive Plan. On May 10, 2023, the Board adopted, and stockholders holding a majority of the shares of voting power of our Class A Common Stock and Class B Common Stock approved the adoption of, the First Amendment to the Equity Incentive Plan (the “First Amendment”). The First Amendment increases the number of shares of our Class A Common Stock authorized to be delivered under the Equity Incentive Plan by 2,477,201 shares.

On October 29, 2024, our Board of Directors adopted the Second Amendment (the “Second Amendment”) to the Crescent Energy Company 2021 Equity Incentive Plan (as amended from time to time, the “Plan”). Pursuant to the Second Amendment, an additional 2,848,006 shares of our Class A Common Stock may be issued pursuant to the Plan as a result of the assumption of the authorized but unused shares that remained available under the SilverBow Resources, Inc. 2016 Equity Incentive Plan (the SilverBow Plan”) following the completion of the SilverBow Merger. For the avoidance of doubt, in accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual, the authorized but unused shares that remained available under the SilverBow Plan were adjusted to reflect the SilverBow Merger in order to determine the 2,848,006 shares of

Class A Common Stock added to the Plan pursuant to the Second Amendment. The additional shares of our Class A Common Stock authorized to be issued under the Plan pursuant to the Second Amendment were registered pursuant to a registration statement on Form S-8, which is included as Exhibit 10.6 hereto.

The purpose of the Equity Incentive Plan is to incentivize individuals providing services to the Company or its affiliates as its employees, officers or non-employee directors through grants of equity-based incentive awards. Any individual employed by the Manager or any of its parent companies is not be eligible to participate in the Equity Incentive Plan. As such, none of our executive officers, including the named executive officers, except for Mr. Shi are eligible to participate in the Equity Incentive Plan. The description of the Equity Incentive Plan set forth below is a summary of the material features of the Equity Incentive Plan. This summary does not purport to be a complete description of all of the provisions of the Equity Incentive Plan and is qualified in its entirety by reference to the Equity Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us, based on filings made under Section 13(d) and 13(g) of the Exchange Act, regarding the beneficial ownership of our common stock as of January 31, 2025 by:

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

As of January 31, 2025, there were 192,525,271 shares of our Class A Common Stock and 65,948,124 shares of our Class B Common Stock outstanding.

Shares Beneficially Owned by Certain Beneficial Owners and Management
	Class A Common Stock		Class B Common Stock		Combined Voting Power (1)
	Number	% of class	Number	% of class	Number	% of class

5% Stockholders
Independence Energy Aggregator LP and its affiliates (2)	—	—%	29,134,496	44.2%	29,134,496	11.3%
KKR Upstream Associates LLC (3)	572,354	0.3%	29,134,496	44.2%	29,706,850	11.5%
PT Independence Energy Holdings LLC and its affiliates (4)(5)	41,118	*	36,813,628	55.8%	36,854,746	14.3%
The Vanguard Group (6)	20,749,509	10.8%	—	—%	20,749,509	8.0%
BlackRock, Inc. (7)	22,723,221	11.8%	—	—%	22,723,221	8.8%
American Century Investment Management, Inc. (8)	12,147,839	6.3%	—	—%	12,147,839	4.7%
Directors and Named Executive Officers
John C. Goff (9)	9,786,117	5.1%	—	—%	9,786,117	3.8%
David C. Rockecharlie	110,000	*	—	—%	110,000	*
Brandi Kendall	22,415	*	—	—%	22,415	*
John Clayton "Clay" Rynd	7,000	*	—	—%	7,000	*
Todd N. Falk	7,000	*	—	—%	7,000	*
Bo Shi (11)	45,811	*	—	—%	45,811	*
Karen J. Simon (10)	75,294	*	—	—%	75,294	*
Ellis L. McCain (10)	67,935	*	—	—%	67,935	*
Erich Bobinsky	—	—%	—	—%	—	—%
Bevin Brown	—	—%	—	—%	—	—%
Claire S. Farley (10)	34,870	*	—	—%	34,870	*
Robert G. Gwin (10)	34,870	*	—	—%	34,870	*
Marcus C. Rowland	82,492	—%	—	—%	82,492	*
Michael Duginski	220,000	—%	—	—%	220,000	*
Directors and Executive Officers as a group (14 persons)	10,493,804	5.5%	—	—%	10,493,804	4.1%

(1)Represents the percentage of voting power of our Class A Common Stock and Class B Common Stock voting together as a single class. OpCo unitholders hold one share of Class B Common Stock for each OpCo Unit that they own. Each share of Class B Common Stock has no economic rights, but entitles the holder thereof to one vote for each share of Class B Common Stock held by such holder. Accordingly, the holders of Class B Common Stock (who are also OpCo unitholders) collectively have a number of votes equal to the number of shares of Class B Common Stock that they hold.
(2)Aggregator L.P. is the direct beneficial owner of the securities reported and is the entity through which certain unaffiliated limited partners and affiliated entities hold their interests in the Company and OpCo. Aggregator GP is the general partner of Aggregator. KKR Upstream Associates LLC is the sole member of Aggregator GP. KKR Group

Assets Holdings III L.P. and KKR Financial Holdings LLC are the controlling members of KKR Upstream Associates LLC. KKR Group Assets III GP LLC is the general partner of KKR Group Assets Holdings III L.P. KKR Group Partnership L.P. is the sole member of each of KKR Group Assets III GP LLC and KKR Financial Holdings LLC. KKR Group Holdings Corp. is the general partner of KKR Group Partnership L.P. KKR & Co. Inc. is the sole shareholder of KKR Group Holdings Corp. KKR Management LLP is the Series I preferred stockholder of KKR & Co. Inc. Henry R. Kravis and George R. Roberts are the founding partners of KKR Management LLP. Each of such beneficial owners disclaims beneficial ownership of such securities in excess of their pecuniary interest therein.
(3)KKR Upstream Associates LLC is the direct beneficial owner of the 572,354 shares of Class A Common Stock reported and may be deemed to beneficially own the shares of Class B Common Stock held of record by Aggregator. KKR Group Assets Holdings III L.P. and KKR Financial Holdings LLC are the controlling members of KKR Upstream Associates LLC. KKR Group Assets III GP LLC is the general partner of KKR Group Assets Holdings III L.P. KKR Group Partnership L.P. is the sole member of each of KKR Group Assets III GP LLC and KKR Financial Holdings LLC. KKR Group Holdings Corp. is the general partner of KKR Group Partnership L.P. KKR & Co. Inc. is the sole stockholder of KKR Group Holdings Corp. KKR Management LLP is the Series I preferred stockholder of KKR & Co. Inc. Henry R. Kravis and George R. Roberts are the founding partners of KKR Management LLP. Each of such beneficial owners disclaims beneficial ownership of such securities in excess of their pecuniary interest therein.
(4)PT Independence is the direct beneficial owner of the securities reported. Liberty Holdco, a member of PT Independence, has the sole right to vote or dispose of the shares of Class B Common Stock and OpCo LLC Units held by PT Independence. Therefore, Liberty Holdco is deemed to have beneficial ownership of the shares of Class B Common Stock and OpCo LLC Units. The sole member of Liberty Holdco is LMI, which is wholly owned by Liberty Mutual Group Inc. The sole shareholder of Liberty Mutual Group Inc. is LMHC Massachusetts Holdings Inc., whose sole shareholder is Liberty Mutual Holding Company Inc. Because Liberty Mutual Holding Company Inc. is a mutual holding company, its members are entitled to vote at meetings of the company. No such member is entitled to cast 5% or more of the votes.
(5)Includes 28,622 shares of Class A Common Stock underlying RSU awards held by Erich Bobinsky and Bevin Brown granted in respect of service on our Board of Directors that will vest, subject to continued service on our Board, within 60 days of the date hereof. As described in the footnotes to the Director Compensation Table, Mr. Bobinsky and Ms. Brown have agreed to remit any shares of Class A Common Stock received as compensation for service on our Board of Directors to Liberty Holdco.
(6)The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(7)The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(8)The address of American Century Investment Management, Inc. is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.
(9)Includes 25,492 shares of Class A Common Stock underlying RSU awards granted as compensation in respect of service on our Board of Directors that will vest, subject to Mr. Goff's continued service on our Board, within 60 days of the date hereof. John C. Goff is the record holder of 714,357 shares of Class A Common Stock, and as the sole board member of The Goff Family Foundation, and the sole trustee of the Goff Family Trust, which is the managing member of GFT Strategies, LLC and the sole shareholder of Goff Capital, Inc. and JCG 2016 Management, LLC, he may be deemed to beneficially own the shares of Class A Common Stock held of record by those entities.
(10)Includes 14,311 shares of Class A Common Stock underlying RSU awards granted as compensation in respect of service on our Board of Directors that will vest, subject to continued service on our Board, within 60 days of the date hereof.
(11)Includes 13,000 shares of Class A Common Stock underlying RSU awards that will vest, subject to continued employment, within 60 days of the date hereof.
*     less than 1%

Equity Compensation Plan Information

The following table provides information with respect to the shares of our Class A Common Stock that may be issued under our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of shares of Class A Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of shares of Class A Common Stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Crescent Energy Company 2021 Equity Incentive Plan	479,352	$—	5,505,452
Equity compensation plans not approved by shareholders
Crescent Energy Company 2021 Manager Incentive Plan (1)	9,271,644⁽²⁾	$—	—
Total	9,750,996	$—	5,505,452

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
(2)The amount reported in this row represents the maximum number of shares issuable in respect of the Incentive Compensation. The exact number of shares of Class A Common Stock covered by the Incentive Compensation will not be determinable until the Incentive Compensation vests and is settled. However, the number of shares issuable in respect of the Incentive Compensation is limited by the number of shares available for issuance under the Manager Incentive Plan, which was equal to 9,271,644 as of December 31, 2024. If the performance goals applicable to the Incentive Compensation became earned at target performance as of December 31, 2024, 18,707,073 shares of Class A Common Stock would have become earned. If the Incentive Compensation became earned at a level in excess of the Class A Common Stock reserved for issuance under the Manager Incentive Plan, such excess would be settled in cash. For more information on the Incentive Compensation see the narrative disclosure following this table and the disclosure included elsewhere under the headings “Items 1 and 2. Business and Properties—Management Agreement.”
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

Registration Rights Agreement

On December 7, 2021, the Company entered into a Registration Rights Agreement (the “2021 Registration Rights Agreement”) with holders associated with Independence’s former owners and John C. Goff (collectively, the “Holders”), relating to the registered resale of Class A Common Stock owned by such parties as of that date (the “Registrable Securities”). Under the 2021 Registration Rights Agreement, the Company has agreed to use its reasonable best efforts to obtain the effectiveness of a registration statement following its receipt of written request by a Holder of Registrable Securities. In January 2023, the Company registered the resale of 128,927,826 shares of our Class A Common Stock (including shares of Class A Common Stock to be issued upon redemption of a corresponding number of Class B Common Stock) by certain selling stockholders pursuant to the 2021 Registration Rights Agreement, which registration statement was amended in February 2025.

The Holders will also have “piggyback” registration rights exercisable at any time that allow them to include the shares of the Class A Common Stock that they own in certain registrations initiated by the Company or other holders of Class A Common Stock. Independence’s former owners also have customary rights to effect certain shelf take-downs, underwritten offering and block trades. The 2021 Registration Rights Agreement will terminate at such time as there are no Registrable Securities outstanding.

Management Agreement

Crescent Energy Company has a management agreement (the "Management Agreement") with KKR Energy Assets Manager LLC (the "Manager"). Pursuant to the Management Agreement, the Manager provides the Company with its senior executive management team and certain management services. The Management Agreement had an initial term of three years that began in 2021 and was automatically renewed in December 2024 for an additional three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter, unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive compensation from the Company equal to $51.3 million per annum ("Manager Compensation") (calculated based on the Company's pro rata relative ownership of OpCo multiplied by $69.4 million (the "Base Input"), which is included in General administrative expenses on our consolidated statements of operations. As the Company's business and assets expand, the Base Input will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions) and increased by $14.0 million during the year ended December 31, 2024 in conjunction with the closing of the SilverBow Merger and December 2024 Equity Issuance. However, the Base Input will not increase from the issuance of the Company's shares upon the redemption or exchange of OpCo Units. See NOTE 3 – Acquisitions and Divestitures for more information. During the years ended December 31, 2024, we recorded general and administrative expense of $41.3 million and concurrently made cash distributions of $22.2 million to our redeemable noncontrolling interests. At December 31, 2024, we reduced redeemable noncontrolling interests by $4.5 million for the OpCo distribution declaration to redeemable noncontrolling interests that will be paid during the first quarter of 2025. At December 31, 2024, we had $17.4 million, included within Accounts payable - affiliates on the consolidated balance sheets for Crescent Energy Company's fee associated with the Manager Compensation and cash distributions to be paid to our redeemable noncontrolling interests in the first quarter of 2025.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A common stock equal to 2% of the outstanding Class A common stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A common stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. During the year ended December 31, 2024, we recorded general and administrative expense of $188.1 million related to the Incentive Compensation. See "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a quarterly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of December 31, 2024, we had a related party receivable of $4.3 million included within Accounts receivable – affiliates and a related party payable of $1.2 million included within Accounts payable – affiliates on our consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings, credit facility structuring and equity offerings. We paid $8.7 million in fees, discounts and commissions to KCM in connection with our debt and equity transactions during the year ended December 31, 2024.

Other Transactions

During the years ended December 31, 2024, 2023 and 2022, we made cash distributions of $32.5 million, $57.1 million and $97.0 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. In addition, during the years ended December 31, 2024, 2023 and 2022, we reimbursed KKR $2.4 million, $1.5 million and $1.8 million for costs incurred on our behalf. At December 31, 2024 we had $0.7 million accrued within Accounts payable - affiliates for reimbursable costs and distributions to our redeemable noncontrolling interests for their pro rata share of taxes which will be paid during the first quarter of 2025.

During the year ended December 31, 2023, we made cash distributions of $57.1 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. In addition, we reimburse KKR for any costs incurred on our behalf. At December 31, 2023, we had $1.3 million accrued within Accounts payable - affiliates for reimbursable costs and distributions to our redeemable noncontrolling interests for their pro rata share of taxes which was paid during the first quarter of 2024.

During the year ended December 31, 2023, we signed a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of approximately $0.3 million, increasing over the term of the lease, and the payment by one of our subsidiaries of certain other customary expenses. In addition, the lease provides for reimbursement of our costs up to $1.1 million for tenant improvements, which we were reimbursed the full amount during the year ended December 31, 2024. In addition, during the year ended December 31, 2024 we entered into an amendment to the original lease agreement for additional office space. Under the amended agreement our annual base rent is $0.4 million increasing to $0.5 million over the life of the agreement. Upon lease commencement in April 2023, we recorded a $2.4 million right-of-use asset in Other assets, an operating lease liability of $0.1 million in Other current liabilities and $2.3 million in Other liabilities on the consolidated balance sheets.

We may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to producing assets held by Chama, an Investment in equity affiliates on our consolidated balance sheets. During the year ended December 31, 2024, we funded $4.7 million to Chama associated with the plugging and abandonment costs.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, Auditor Firm ID: 34.

Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP for the years ended December 31, 2024 and 2023 are presented in the following table.

	2024	2023
	(in thousands)
Audit fees	$3,330	$3,125
Audit-related fees	1,382	945
Tax fees	2,629	2,653
Total	$7,341	$6,723

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

Part IV
Item 15. Exhibits, and Financial Statement Schedules

(a) Financial statements and financial statement schedules filed as part of this report are listed in the index included in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. All valuation and qualifying accounts schedules have been omitted because they are either not material, not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

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

2.4#
First Amendment to Purchase and Sale Agreement, dated as of July 3, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 4, 2024).

2.5#
Second Amendment to Purchase and Sale Agreement, dated as of December 18, 2023, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 4, 2024).

2.6#
Third Amendment to Purchase and Sale Agreement, dated as of June 11, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2024).

2.7#
Fourth Amendment to Purchase and Sales Agreement, dated as of September 12, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

2.8*#	Fifth Amendment to Purchase and Sales Agreement, dated as of October 30, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P.
2.9#
Agreement and Plan of Merger, dated May 15, 2024, by and among Crescent Energy Company, Artemis Acquisition Holdings Inc., Artemis Merger Sub Inc., Artemis Merger Sub II LLC and SilverBow Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on May 16, 2024).

2.10#
Membership Interest Purchase Agreement, dated December 3, 2024, by and between Crescent Energy Finance LLC, Crescent Energy Company, Ridgemar Energy Operating, LLC and Ridgemar (Eagle Ford) LLC. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2024).

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

Exhibit No.	Description
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

4.6
Third Supplemental Indenture, dated as of April 1, 2022, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2022).

4.7
Fourth Supplemental Indenture, dated as of April 20, 2022, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2022).

4.8
Fifth Supplemental Indenture, dated as of October 12, 2022, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2022).

4.9
Sixth Supplemental Indenture, dated as of March 6, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2023).

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

4.14
Fourth Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

4.15*	Fifth Supplemental Indenture, dated as of November 7, 2024 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.
4.16
Indenture, dated as of March 26, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2024).

4.17
First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

4.18
Second Supplemental Indenture, dated as of November 7, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13 2024).

Exhibit No.	Description
4.19
Third Supplemental Indenture, dated as of December 11, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13 2024).

4.20
Indenture, dated as of June 14, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2024).

4.21
First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

4.22
Second Supplemental Indenture, dated as of September 9, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

4.23*	Third Supplemental Indenture, dated as of November 7, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.
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

10.5
Second Amendment to Management Agreement, dated December 3, 2024, by and between Crescent Energy Company and KKR Energy Assets Manager LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2024).

10.6
Specified Rights Agreement, dated as of June 7, 2021, by and among PT Independence Energy Holdings LLC and Independence Energy Aggregator GP LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 8, 2021).

10.7†
Crescent Energy Company 2021 Manager Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

10.8†	Form of Manager Incentive Plan Award (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
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

10.11†
Second Amendment to the Crescent Energy Company 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

10.12†
Form of Equity Incentive Plan RSU Agreement - Director Form (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2022).

10.13†
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

10.17†	Indemnification Agreement (Todd Falk) (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
10.18†	Indemnification Agreement (Clay Rynd) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
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

10.22†	Indemnification Agreement (Bevin Brown) (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
10.23†
Indemnification Agreement (Karen J. Simon) (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).

10.24†
Indemnification Agreement (Ellis L. McCain) (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).

10.25†
Indemnification Agreement (John C. Goff) (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).

10.26†	Indemnification Agreement (Bo Shi) (incorporated by reference to Exhibit 10.22 the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 8, 2022).
10.27†
Indemnification Agreement (Marcus C. Rowland) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2024).

10.28†
Indemnification Agreement (Michael Duginski) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2024).

10.29
Credit Agreement, dated as of May 6, 2021, among Independence Energy Finance LLC, Wells Fargo, National Association, JP Morgan Chase Bank, N.A. and the lender parties thereto (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

10.30
First Amendment to Credit Agreement, dated as of September 24, 2021, among Independence Energy Finance LLC, Wells Fargo, National Association, and the lender parties thereto (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

Exhibit No.	Description
10.36
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

10.37
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

10.38
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

10.39
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

10.40
Eleventh Amendment to Credit Agreement, dated December 17, 2024, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on December 20, 2024).

10.41	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on May 16, 2024).
10.42†
Second Amendment to the Crescent Energy Company 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

19.1*	Crescent Energy Company Insider Trading Policy
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Ryder Scott Company, LP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Crescent Energy Company Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2024).
99.1*	Report of Ryder Scott Company, LP.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
101.DEF**	XBRL Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

CRESCENT ENERGY COMPANY
(Registrant)

/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025.

/s/ David Rockecharlie	Chief Executive Officer and Director
David Rockecharlie	(Principal Executive Officer)

/s/ Brandi Kendall	Chief Financial Officer and Director
Brandi Kendall	(Principal Financial Officer)

/s/ Todd Falk	Chief Accounting Officer
Todd Falk	(Principal Accounting Officer)

/s/ John C. Goff	Chairman of the Board and Director
John C. Goff

/s/ Robert G. Gwin	Director
Robert G. Gwin

/s/ Claire S. Farley	Director
Claire S. Farley

/s/ Erich Bobinsky	Director
Erich Bobinsky

/s/ Ellis L. "Lon" McCain	Director
Ellis "Lon" McCain

/s/ Bevin Brown	Director
Bevin Brown

/s/ Karen Simon	Director
Karen Simon

/s/ Marcus C. Rowland	Director
Marcus C. Rowland

/s/ Michael Duginski	Director
Michael Duginski