Form 10-Q
period 2025-06-30
Crescent Energy Co
filed 2025-08-04
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were approximately 254,615,178 shares outstanding of the registrant's Class A common stock.

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

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains or incorporates by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, natural gas and natural gas liquids (“NGL”) production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•commodity price volatility;
•our business strategy;
•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of our acquisitions, including the Ridgemar Acquisition;
•the risk that the Ridgemar Acquisition may not be accretive, and may be dilutive, to Crescent’s earnings per share, which may negatively affect the market price of Crescent common stock;
•capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
•risks and restrictions related to our debt agreements and the level of our indebtedness;
•our reliance on KKR Energy Assets Manager LLC as our external manager;
•our hedging strategy and results;
•realized oil, natural gas and NGL prices;
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, political and regulatory changes implemented by the Trump Administration, continued hostilities in the Middle East, including the Israel-Hamas conflict, and the conflict with Iran, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;
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
•shortages of equipment, supplies, services and qualified personnel and increased costs for such equipment, supplies, services and personnel, including any delays and/or supply chain disruptions due to continued hostilities in the Middle East and international trade rules and regulations;
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
•federal and state regulations and laws, including the One Big Beautiful Bill Act (the "OBBBA"), the Inflation Reduction Act of 2022 (the "IRA 2022") and any impact thereon by the OBBBA, taxes, tariffs and international trade, safety and the protection of the environment;
•our ability to predict and manage the effects of actions of OPEC and agreements to set and maintain production levels, including as a result of recent production cuts by OPEC, which may be exacerbated by the continued hostilities in the Middle East, including with Iran;
•information technology failures or cyberattacks;
•changes in tax laws and the impact of those changes on us;
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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,054	$132,818
Restricted cash	3,840	5,490
Accounts receivable, net	595,356	535,416
Accounts receivable – affiliates	923	6,856
Derivative assets – current	97,682	53,273
Prepaid expenses	41,668	42,595
Other current assets	10,748	11,640
Total current assets	753,271	788,088
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	12,767,752	11,471,299
Unproved	381,473	374,306
Oil and natural gas properties at cost, successful efforts method	13,149,225	11,845,605
Field and other property and equipment, at cost	230,951	226,871
Total property, plant and equipment	13,380,176	12,072,476
Less: accumulated depreciation, depletion, amortization and impairment	(4,399,776)	(3,927,422)
Property, plant and equipment, net	8,980,400	8,145,054
Derivative assets – noncurrent	2,362	6,684
Investments in equity affiliates	13,152	13,810
Other assets	107,501	207,013
TOTAL ASSETS	$9,856,686	$9,160,649

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2025	December 31, 2024

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$763,620	$740,452
Accounts payable – affiliates	15,354	18,334
Derivative liabilities – current	6,225	2,698
Financing lease obligations – current	3,865	3,625
Other current liabilities	62,531	62,254
Total current liabilities	851,595	827,363
Long-term debt	3,373,595	3,049,255
Derivative liabilities – noncurrent	21,689	37,732
Asset retirement obligations	479,701	448,945
Deferred tax liability	553,784	370,329
Financing lease obligations – noncurrent	2,301	3,526
Other liabilities	75,297	55,539
Total liabilities	5,357,962	4,792,689
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	—	1,228,329
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 261,157,111 and 189,505,209 shares issued, 254,615,178 and 187,070,725 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	26	19
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 0 and 65,948,124 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	7
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost; 6,541,933 and 2,434,484 shares of Class A common stock as of June 30, 2025 and December 31, 2024, respectively	(66,258)	(32,430)
Additional paid-in capital	4,498,240	3,227,450
Retained earnings (accumulated deficit)	55,766	(64,751)
Noncontrolling interests	10,950	9,336
Total equity	4,498,724	3,139,631
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$9,856,686	$9,160,649

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Oil	$602,488	$499,622	$1,222,147	$973,516
Natural gas	159,001	51,274	346,441	131,218
Natural gas liquids	98,142	66,903	205,717	133,850
Midstream and other	38,352	35,484	73,851	72,172
Total revenues	897,983	653,283	1,848,156	1,310,756
Expenses:
Lease operating expense	160,150	122,454	321,745	253,142
Workover expense	19,360	17,581	35,381	29,883
Asset operating expense	20,315	26,899	50,724	58,249
Gathering, transportation and marketing	106,074	65,851	211,362	135,420
Production and other taxes	55,105	31,065	115,487	63,588
Depreciation, depletion and amortization	297,056	212,382	579,629	388,946
Impairment of oil and natural gas properties	2,985	—	48,632	—
Exploration expense	5,574	193	5,880	193
Midstream and other operating expense	29,027	29,783	58,843	57,525
General and administrative expense	124,612	47,140	181,382	89,855
(Gain) loss on sale of assets	(1,910)	(19,449)	(12,772)	(19,449)
Total expenses	818,348	533,899	1,596,293	1,057,352
Income (loss) from operations	79,635	119,384	251,863	253,404
Other income (expense):
Gain (loss) on derivatives	198,585	4,132	107,557	(101,470)
Interest expense	(75,219)	(42,359)	(148,400)	(85,045)
Loss from extinguishment of debt	—	—	—	(22,582)
Other income (expense)	115	624	231	774
Income (loss) from equity affiliates	439	(49)	831	78
Total other income (expense)	123,920	(37,652)	(39,781)	(208,245)
Income (loss) before taxes	203,555	81,732	212,082	45,159
Income tax benefit (expense)	(41,057)	(11,527)	(43,670)	(7,318)
Net income (loss)	162,498	70,205	168,412	37,841
Less: net (income) loss attributable to noncontrolling interests	(1,299)	1,818	(3,288)	(1,681)
Less: net (income) loss attributable to redeemable noncontrolling interests	(7,978)	(34,476)	(14,050)	(22,781)
Net income (loss) attributable to Crescent Energy	$153,221	$37,547	$151,074	$13,379
Net income (loss) per share:
Class A common stock – basic	$0.61	$0.34	$0.68	$0.13
Class A common stock – diluted	$0.60	$0.33	$0.67	$0.13
Class B common stock – basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	253,174	111,517	222,405	103,155
Class A common stock - diluted	255,447	113,225	225,285	104,559
Class B common stock – basic and diluted	2,077	65,948	33,494	75,140

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

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at Balance at January 1, 2025	187,071	$19	65,948	$7	1	$—	2,434	$(32,430)	$3,227,450	$(64,751)	$9,336	$3,139,631
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,150)	1,989	(161)
Distributions	—	—	—	—	—	—	—	—	—	—	(1,756)	(1,756)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(23,457)	—	—	(23,457)
Equity-based compensation	—	—	—	—	—	—	—	—	19,398	—	193	19,591
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(5,474)	—	—	(5,474)
Change in equity associated with the 2025 Class A Redemption	2,949	—	(2,949)	—	—	—	—	—	34,096	—	—	34,096
Changes in equity associated with the Ridgemar Acquisition	5,455	1	—	—	—	—	—	—	108,048	—	—	108,049
Repurchases of Class A common stock	(503)	—	—	—	—	—	503	(5,312)	—	—	—	(5,312)
Balance at Balance at March 31, 2025	194,972	$20	62,999	$7	1	$—	2,937	$(37,742)	$3,360,061	$(66,901)	$9,762	$3,265,207
Net income (loss)	—	—	—	—	—	—	—	—	—	153,221	1,299	154,520
Distributions	—	—	—	—	—	—	—	—	—	—	(306)	(306)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(30,554)	—	(30,554)
Equity-based compensation	217	—	—	—	—	—	32	(358)	93,075	—	195	92,912
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(131,397)	—	—	(131,397)
Changes in equity associated with the Corporate Simplification	62,999	6	(62,999)	(7)	—	—	—	—	1,176,669	—	—	1,176,668
Cash distributions on behalf of former redeemable noncontrolling interest holders related to income taxes	—	—					—	—	(165)	—	—	(165)
Repurchases of Class A common stock	(3,573)	—	—	—	—	—	3,573	(28,158)	—	—	—	(28,158)
Other	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Balance at Balance at June 30, 2025	254,615	$26	—	$—	1	$—	6,542	$(66,258)	$4,498,240	$55,766	$10,950	$4,498,724

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$168,412	$37,841
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	579,629	388,946
Impairment expense	48,632	—
Deferred tax expense (benefit)	26,184	(5,127)
(Gain) loss on derivatives	(107,557)	101,470
Net cash (paid) received on settlement of derivatives	9,195	(48,220)
Non-cash equity-based compensation expense	119,493	50,465
Amortization of debt issuance costs, premium and discount	7,541	5,795
Loss from debt extinguishment	—	22,582
(Gain) loss on sale of oil and natural gas properties	(12,772)	(19,449)
Settlement of acquired derivative contracts	34,895	—
Other	(15,814)	(13,307)
Changes in operating assets and liabilities:
Accounts receivable	(43,288)	36,826
Accounts receivable – affiliates	5,933	(4,224)
Prepaid and other current assets	1,364	(3,611)
Accounts payable and accrued liabilities	15,560	(51,960)
Accounts payable – affiliates	795	(26,504)
Other	(2,122)	(827)
Net cash provided by operating activities	836,080	470,696
Cash flows from investing activities:
Development of oil and natural gas properties	(476,052)	(288,554)
Acquisitions of oil and natural gas properties, net of cash acquired	(884,366)	(19,532)
Proceeds from the sale of oil and natural gas properties	91,372	23,178
Purchases of restricted investment securities – HTM	(8,969)	(3,553)
Maturities of restricted investment securities – HTM	8,904	3,600
Other	—	(1,701)
Net cash used in investing activities	(1,269,111)	(286,562)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	—	1,430,063
Repurchase of Senior Notes, including extinguishment costs	—	(714,817)
Revolving Credit Facility borrowings	1,783,000	980,600
Revolving Credit Facility repayments	(1,459,500)	(1,004,100)
Payment of debt issuance costs	(1,777)	(12,611)
Dividend to Class A common stock	(54,011)	(26,031)
Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend	(7,560)	(16,188)
Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation	(8,767)	(11,952)
Cash distributions to redeemable noncontrolling interests initiated by income taxes	(260)	(129)
Repurchase of redeemable noncontrolling interests related to 2024 Equity Transactions	—	(22,701)
Repurchase of redeemable noncontrolling interests	—	(858)
Noncontrolling interest distributions	(2,062)	(4,370)
Repurchases of Class A common stock	(33,828)	—
Other	(1,855)	(2,445)
Net cash provided by (used in) financing activities	213,380	594,461
Net change in cash, cash equivalents and restricted cash	(219,651)	778,595
Cash, cash equivalents and restricted cash, beginning of period	240,908	8,729
Cash, cash equivalents and restricted cash, end of period	$21,257	$787,324
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

Corporate Structure

Our Class A common stock, par value $0.0001 per share ("Class A Common Stock"), is listed on the New York Stock Exchange under the symbol “CRGY”. Crescent is a holding company that conducts all of its business operations through its subsidiaries including, Crescent Energy OpCo LLC ("OpCo") and its subsidiaries. Additionally, an affiliate of KKR & Co. Inc. (together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, par value $0.0001 per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

Corporate Simplification

In April 2025, we announced that our corporate structure had been simplified through the elimination of the Company’s Up-C structure through the exercise by the holders of all remaining shares of Class B Common Stock of their redemption rights with respect to all of their OpCo Units (the “Corporate Simplification”). Prior to the Corporate Simplification, the Up-C structure provided for holders of Crescent’s then-outstanding Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), which had voting (but no economic) rights with respect to Crescent, to hold a corresponding amount of economic, non-voting units of OpCo (“OpCo Units”), which were generally redeemable or exchangeable for Class A Common Stock on the terms and conditions set forth in OpCo’s Amended and Restated Limited Liability Company Agreement (“OpCo LLC Agreement”). Pursuant to the aforementioned exercise of such right in the Corporate Simplification, all OpCo Units (other than those held by Crescent) were exchanged for an equivalent number of shares of Class A Common Stock and all outstanding shares of Class B Common Stock were cancelled. As a result of the Corporate Simplification, all of the Company’s common stockholders now hold Class A Common Stock. See NOTE 11 – Related Party Transactions for more information.

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2025 Class A Redemption"). The shares of Class A Common Stock were sold by Independence Energy Aggregator L.P. at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the March 2025 Class A Redemption.

As a result of the 2025 Class A Redemption and the Corporate Simplification, the total number of shares of our Class A Common Stock increased by 65.9 million shares with a corresponding decrease in the number of shares of our Class B Common Stock, and redeemable noncontrolling interests decreased by $1,210.8 million, while APIC increased by $1,210.8 million.

2024 Equity Transactions

On April 1, 2024, Independence Energy Aggregator L.P. exercised its redemption right with respect to 6.0 million OpCo Units and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and corresponding number of shares of Class B Common Stock were cancelled (the "April 2024 Class A Redemption"). The shares of Class A Common Stock were sold by Independence Energy Aggregator L.P. at a price per share of $10.74, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the April 2024 Class A Redemption.

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

As a result of the April 2024 Class A Redemption and the March 2024 Equity Transactions (the "2024 Equity Transactions"), the total number of shares of our Class A Common Stock increased by 19.8 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares, and Redeemable noncontrolling interests decreased by $470.7 million while APIC increased by $448.0 million.

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

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction to equity on our condensed consolidated balance sheets. For the three and six months ended June 30, 2025, we repurchased 3.6 million and 4.1 million shares of our Class A Common Stock for $28.2 million and $33.5 million, at an average price of $7.88 and $8.21 per share, respectively (the "2025 Class A Repurchases"). In connection therewith, we cancelled a corresponding number of OpCo Units. During 2024, we repurchased 0.7 million shares of our Class A Common Stock for $7.8 million, at an average price of $10.70 per share (the "2024 Class A Repurchases" and together with the 2025 Class A Repurchases, the "Class A Repurchases"), and in connection therewith, we cancelled a corresponding number of OpCo Units. When combining the Class A Repurchases with the 2024 Equity Transactions, the remaining amount under the authorized plan is approximately $86.0 million as of June 30, 2025.

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

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which as of June 30, 2025 was wholly owned by Crescent, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management

Agreement (as defined within NOTE 11 – Related Party Transactions). Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt.

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

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$3,054	$778,115
Restricted cash – current	3,840	3,420
Restricted cash – noncurrent	14,363	5,789
Total cash, cash equivalents and restricted cash	$21,257	$787,324

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

For the three and six months ended June 30, 2025, the 2025 Class A Redemption and the Corporate Simplification reduced the number of shares of our Class B Common Stock by 63.0 million and 65.9 million shares, respectively. For the three and six months ended June 30, 2025, we reclassified $1,176.7 million and $1,210.8 million, respectively, from Redeemable noncontrolling interests to Additional paid-in capital as a result of the transfer of additional OpCo Units to Crescent as a result of such transactions.

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

From December 31, 2024 through June 30, 2025, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2024	$1,228,329
Net (loss) income attributable to redeemable noncontrolling interests	6,072
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(7,648)
Accrued OpCo cash distribution initiated by Manager Compensation	(4,242)
Equity-based compensation	6,635
Change in redeemable noncontrolling interests associated with the Ridgemar Acquisition	(26,359)
Change in redeemable noncontrolling interests associated with the March 2025 Class A Redemption	(34,096)
Balance as of March 31, 2025	$1,168,691
Net (loss) income attributable to redeemable noncontrolling interests	7,978
Change in redeemable noncontrolling interests associated with the Corporate Simplification	(1,176,669)
Balance as of June 30, 2025	$—

Income Taxes

Crescent is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three and six months ended June 30, 2025, we recognized income tax expense of $41.1 million and income tax expense of $43.7 million for an effective tax rate of 20.2% and 20.6%, respectively. For the three and six months ended June 30, 2024, we recognized income tax expense of $11.5 million and $7.3 million for an effective tax rate of 14.1% and 16.2%, respectively. Historically, our effective tax rate has been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the three months ended June 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025. In addition to increasing our effective tax rate, the Corporate Simplification and the 2025 Class A Redemption increased our Deferred tax liability by $136.9 million with an offsetting decrease in Additional paid-in capital.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA is a significant piece of tax legislation that includes provisions that permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024 and restore 100% bonus depreciation under section 168(k) for property acquired and placed in service after January 19, 2025. As this legislation was enacted after June 30, 2025, its effects are not reflected in our provision for income taxes as of that date. Based on our current projections, we anticipate the impact will defer the recognition of a significant portion of current federal tax for multiple years. Since our income tax expense includes both current and deferred tax, we do not believe the impact to the consolidated statement of operations will be material.

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

As of June 30, 2025 and December 31, 2024, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$145,342	$51,432
Income tax payments (refunds)	7,279	805
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$173,208	$110,068
Equity consideration for acquisitions	82,145	—
Right-of-use assets obtained in exchange for leases	5,350	41,377
NOTE 3 – Acquisitions and Divestitures

Acquisitions

Ridgemar Acquisition

On December 3, 2024, we entered into the Membership Interest Purchase Agreement (the “Ridgemar Acquisition Agreement”) pursuant to which we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”). On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC ("Ridgemar") for $807.2 million in cash and 5.5 million shares of our Class A Common Stock issued to former Ridgemar owners (the "Ridgemar Acquisition"). The Ridgemar Acquisition consideration transferred is inclusive of customary post closing adjustments of $14.1 million, which are recorded in Accounts receivable, net on the condensed consolidated balance sheets as of June 30, 2025. In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027 (collectively, the "Ridgemar Contingent Consideration”). We accounted for the Ridgemar Acquisition as an asset acquisition.

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

Subject to the terms and conditions of the Merger Agreement, each share of SilverBow's common stock, par value $0.01 per share ("SilverBow Common Stock") issued and outstanding immediately prior to the merger close date, was converted into the right to receive, pursuant to an election made and not revoked, one of the following forms of consideration: (A) 3.125 shares of Crescent Class A Common Stock, (B) a combination of 1.866 shares of Crescent Class A Common Stock and $15.31 in cash or (C) $38.00 in cash, subject to an aggregate cap of $400.0 million on the total cash consideration payable for the SilverBow Common Stock in the SilverBow Merger. The Merger Agreement also provided that each outstanding SilverBow restricted stock unit, performance-based stock unit (assuming maximum performance) and in-the money stock option, whether vested or unvested, held by certain employees and directors of SilverBow (collectively, the "SilverBow Equity Awards") became fully vested and was canceled and converted into a right to receive a cash payment (less the exercise price in the case of stock options) or, in the case of the restricted stock units and performance-based stock units, a partial cash payment and partial settlement in shares of Crescent Class A Common Stock. Each stock option with an exercise price that equaled or exceeded the amount of such cash payment was cancelled for no consideration. We finalized the acquisition accounting for the SilverBow Merger during the three months ended June 30, 2025. See the table below for consideration transferred and final purchase price allocation. Crescent issued 51.6 million shares of Class A Common Stock in the SilverBow Merger and paid $382.4 million in cash to former SilverBow shareholders, including amounts payable in respect of outstanding SilverBow equity awards. See Note 10 - Equity-Based Compensation Awards.

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

	One-time employee termination benefits	Lease termination and other costs	Total
	(in thousands)
December 31, 2024	$4,902	$—	$4,902
Costs incurred and charged to expense	—	—	—
Costs paid	(2,512)	—	(2,512)
June 30, 2025	$2,390	$—	$2,390

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

Pro Forma Financial Information

The following table summarizes our unaudited pro forma financial information for the six months ended June 30, 2024 as if the SilverBow Merger and Central Eagle Ford Acquisition occurred on January 1, 2024 (unaudited):

Six Months Ended June 30, 2024
(in thousands)
Revenues	$1,853,130
Net income	123,000

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our acquisitions during 2025 and 2024 that impact the periods presented:

	Asset Acquisitions			Business Combinations
	Ridgemar Acquisition	Webb Gas Acquisition	Eagle Ford Minerals Acquisition	SilverBow Merger	Central Eagle Ford Acquisition
	(in thousands)
Consideration transferred:
Cash consideration:
Cash	$807,247	$21,204	$25,000	$358,092	$156,031
Settlement of SilverBow Equity Awards in cash	—		—	18,858	—
Equity consideration:
Fair value of Class A Common Stock issued	82,145	—	—	595,294	—
Settlement of SilverBow Equity Awards in Class A Common Stock	—	—	—	16,129	—
Fair value of contingent earn-out consideration	51,746	—	—	—	—
Transaction costs capitalized	18,484	—	—	—	—
Total	$959,622	$21,204	$25,000	$988,373	$156,031
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$5,200	$—
Accounts receivable, net	1,150	—	—	135,210	—
Derivative assets – current	—	—	—	100,601	—
Prepaid expenses	—	—	—	6,154	—
Other current assets	—	—	—	945	—
Oil and natural gas properties - proved	988,758	21,204	12,865	1,985,363	144,085
Oil and natural gas properties - unproved	—	—	12,135	229,459	—
Field and other property and equipment	3,240	—	—	4,586	17,848
Derivative assets – noncurrent	—	—	—	37,870	—
Other assets	—	—	—	25,199	—
Accounts payable and accrued liabilities	(9,565)	—	—	(198,831)	(1,212)
Acquired deferred acquisition consideration	—	—	—	(76,550)	—
Other current liabilities	(573)	—	—	(10,029)	—
Short-term debt	—	—	—	(37,500)	—
Long-term debt	—	—	—	(1,103,125)	—
Deferred tax liability	—	—	—	(79,070)	—
Asset retirement obligations	(22,855)	—	—	(25,683)	(4,690)
Other liabilities	(533)	—	—	(11,426)	—
Net assets acquired	$959,622	$21,204	$25,000	$988,373	$156,031

Divestitures

In March 2025, we entered into the purchase and sale agreement to sell certain of our non-core assets to an unrelated third-party buyer for $83.0 million in aggregate cash proceeds, subject to customary purchase price adjustments. The transaction closed during the second quarter of 2025. We performed an assessment of the fair value of the associated assets and liabilities and recorded an impairment of $48.6 million to the carrying value of the associated oil and natural gas properties during the six months ended June 30, 2025.

During the six months ended June 30, 2025, we sold additional non-core assets to unrelated third-party buyers for $11.1 million in aggregate cash proceeds and recorded a gain of $1.9 million and $12.8 million on the sale of such assets for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2024, we sold non-core assets to unrelated third-party buyers for $23.2 million in aggregate net cash proceeds and recorded a gain on the sale of assets of $19.4 million during the three and six months ended June 30, 2024.
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

As of June 30, 2025, our commodity derivative instruments consisted of fixed price and basis swaps and collars which are described below:

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

Two-Way and Three-Way Collars: Two-way collars provide a minimum (“fixed floor price”) and maximum (“fixed ceiling price”) price on a notional amount of sales volume. Under a two-way collar, we will receive payment if the settlement price is less than the fixed floor price and make a payment to the counterparty if the settlement price is greater than the fixed ceiling price. We would not be required to make a payment or receive payment if the settlement price falls between the fixed floor price and fixed ceiling price. A three-way collar adds a secondary lower price below the fixed floor price (“fixed subfloor price”). In this structure, if the settlement price falls between the fixed floor price and the fixed subfloor price, we receive payment equal to the difference between the fixed floor price and the settlement price. If the settlement price falls below the fixed subfloor price, we receive payment equal to the difference between the fixed floor price and the fixed subfloor price. We still make a payment to the counterparty if the settlement price is greater than the fixed ceiling price, and we would still not be required to make or receive payment if the settlement price falls between the fixed ceiling price and the fixed floor price.

The following table details our net volume positions by commodity as of June 30, 2025:

Production Period	Volumes	Weighted Average Fixed Price	Fair Value
(in thousands)	(in thousands)
Crude oil swaps – WTI (Bbls):
2025	7,986	$69.79	$56,022
2026	7,437	$66.92	39,537
2026 (1)	2,738	$76.31	(596)
2027 (2)	3,650	$75.00	(5,426)
Crude oil two-way collars – WTI (Bbls):
2025	2,944	$62.03	-	$78.24	8,803
2026	2,545	$60.43	-	$70.20	7,522
2026 (3)	730	$65.00	-	$76.00	(559)
Crude oil three-way collars – WTI (Bbls):
2026	1,643	$48.00	-	$60.00	-	$72.00	1,791
Crude oil two-way collars – Brent (Bbls):
2025	184	$65.00	-	$91.61	575
2026	183	$60.00	-	$82.00	532
Natural gas swaps (MMBtu):
2025	35,948	$4.01	9,853
2026	98,320	$4.05	(19,316)
2027 (4)	18,250	$4.19	(6,332)
Natural gas two-way collars (MMBtu):
2025	36,664	$3.11	-	$5.79	746
2026	46,180	$3.08	-	$4.79	(14,940)
NGL swaps (Bbls):
2025	736	$23.88	450
Crude oil basis swaps (Bbls):
2025	8,464	$1.62	6,734
2026	5,656	$1.75	1,371
Natural gas basis swaps (MMBtu):
2025	57,429	$(0.29)	5,724
2026	114,910	$(0.42)	(10,131)
2027	47,450	$(0.36)	(5,183)
Calendar Month Average roll swaps (Bbls):
2025	10,580	$0.49	(5,398)
2026	1,825	$0.20	351
Total	$72,130

(1)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2025.
(2)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2026.
(3)     Represents outstanding crude oil collar options exercisable by the counterparty until December 2025.
(4)     Represents outstanding natural gas swap options exercisable by the counterparty until December 2026.

Ridgemar Contingent Consideration: Pursuant to the Ridgemar Contingent Consideration, the former owners of Ridgemar are entitled to receive contingent consideration payments from us if the daily average price of NYMEX WTI crude oil exceeds certain thresholds during specified quarterly periods. For each quarterly period in 2026, we will be required to pay $15.0 million if the average WTI price for the quarter is equal to or greater than $70 per barrel, and an additional $15.0 million if the average price equals or exceeds $75 per barrel. For each quarterly period in 2027, we will be required to pay $12.5 million if the average price NYMEX WTI crude oil for the quarter equals or exceeds $70 per barrel. The fair value of the Ridgemar Contingent Consideration is determined by a third-party service provider using a Monte Carlo simulation. The significant inputs used are the NYMEX WTI forward price curve, mean reversion rate, and volatility. We determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. Contingent earn-out consideration is included in Other current liabilities and Other liabilities on the condensed consolidated balance sheets.

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association ("ISDA") master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts and contingent earn-out consideration as of June 30, 2025 and December 31, 2024:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
June 30, 2025
Assets:
Derivative assets – current	$145,451	$(47,769)	$97,682
Derivative assets – noncurrent	35,663	(33,301)	2,362
Total assets	$181,114	$(81,070)	$100,044
Liabilities:
Derivative liabilities – current	$(53,994)	$47,769	$(6,225)
Other current liabilities	(12,951)	—	(12,951)
Derivative liabilities – noncurrent	(54,990)	33,301	(21,689)
Other liabilities	(27,932)	—	(27,932)
Total liabilities	$(149,867)	$81,070	$(68,797)

December 31, 2024
Assets:
Derivative assets – current	$95,484	$(42,211)	$53,273
Derivative assets – noncurrent	25,287	(18,603)	6,684
Total assets	$120,771	$(60,814)	$59,957
Liabilities:
Derivative liabilities – current	$(44,909)	$42,211	$(2,698)
Derivative liabilities – noncurrent	(56,335)	18,603	(37,732)
Total liabilities	$(101,244)	$60,814	$(40,430)

See NOTE 5 – Fair Value Measurements for more information.

The amounts of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$27,394	$(51,064)	$23,040	$(95,126)
Realized gain (loss) on natural gas positions	(6,947)	25,650	(12,103)	46,906
Realized gain (loss) on NGL positions	(454)	—	(1,742)	—
Total realized gain (loss) on derivatives	19,993	(25,414)	9,195	(48,220)
Unrealized gain (loss) on commodity derivatives	168,217	29,546	87,498	(53,250)
Unrealized gain (loss) on contingent earn-out consideration	10,375	—	10,864	—
Total unrealized gain (loss) on derivatives	178,592	29,546	98,362	(53,250)
Gain (loss) on derivatives	$198,585	$4,132	$107,557	$(101,470)
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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2025
Financial assets:
Derivative assets	$—	$181,114	$—	$181,114
Financial liabilities:
Derivative liabilities	$—	$(108,984)	$—	$(108,984)
Contingent earn-out consideration	—	(40,883)	—	(40,883)

December 31, 2024
Financial assets:
Derivative assets	$—	$120,771	$—	$120,771
Financial liabilities:
Derivative liabilities	$—	$(101,244)	$—	$(101,244)

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

We also performed a separate impairment analysis and the analysis is based on the agreed-upon proceeds less costs to sell, a Level 2 fair value measurement. For certain of our assets divested during the three and six months ended June 30, 2025, the carrying value of the net assets to be divested exceeded the fair value implied by the expected net proceeds, resulting in an impairment of $3.0 million and $48.6 million, respectively, to our proved oil and natural gas properties. See NOTE 3 – Acquisitions and Divestitures.

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined herein) as of June 30, 2025 and December 31, 2024 was approximately $3,074.7 million and $3,113.8 million, respectively, based on quoted market prices or Level 1 inputs.

NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$87,408	$56,323
Accrued lease and asset operating expense	96,637	76,990
Accrued capital expenditures	155,123	171,365
Accrued general and administrative expense	16,261	15,044
Accrued gathering, transportation and marketing expense	78,124	76,477
Accrued revenue and royalties payable	177,045	192,884
Accrued interest expense	91,847	98,343
Accrued severance taxes	30,054	36,135
Other	31,121	16,891
Total accounts payable and accrued liabilities	$763,620	$740,452
NOTE 7 – Debt

Senior Notes

Tender Offer and Redemption of 2028 Notes

In June 2025, we commenced a cash tender offer (the "Tender Offer") to purchase a portion of our outstanding 9.250% Senior Notes due 2028 (the "2028 Notes"), pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date, subsequent to our balance sheet date. In addition to the Tender Offer, we elected to redeem (the “2028 Notes Redemption”) an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million on the redemption date. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and expect to incur a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the third quarter of 2025.

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% senior notes due 2034 (the "2034 Notes") at par (the “2034 Notes Offering”). The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer and to repay a portion of our outstanding balance under our Revolving Credit Facility.

We may, at our option, redeem all or a portion of the 2034 Notes at any time on or after July 15, 2028 at certain redemption prices. We may also redeem up to 40% of the aggregate principal amount of the 2034 Notes before July 15, 2028 with an amount of cash not greater than the net proceeds that we raise in certain equity offerings at a redemption price equal to 108.375% of the principal amount of the 2034 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, prior to July 15, 2028, we may redeem some or all of the 2034 Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

At June 30, 2025, we had aggregate principal amounts outstanding of (i) $1.0 billion of the 2028 Notes, (ii) $1.1 billion of 7.625% senior notes due 2032 (the "2032 Notes") and (iii) $1.0 billion of 7.375% senior notes due 2033 (the "2033 Notes" and, collectively with the 2032 Notes and the 2034 Notes, the "Senior Notes").

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

For additional details on the Senior Notes, refer to Note 8 - Debt in Item 8. Financial Statements and Supplementary Data included in our Annual Report.

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

At June 30, 2025, we had $323.5 million of borrowings and $19.9 million in letters of credit outstanding under the Revolving Credit Facility.

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

On May 2, 2025, we entered into the Twelfth Amendment (the “Credit Agreement Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the Credit Agreement Amendment provides that the incurrence of up to $600.0 million of certain additional indebtedness during the period beginning on May 2, 2025 and ending on the subsequent borrowing base redetermination date, October 1, 2025, will be excluded from the requirement for the borrowing base to be reduced by 0.25x of the principal amount of such new debt incurrences. The borrowing base was maintained at $2.6 billion and the elected commitments were maintained at $2.0 billion.

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for unused revolving commitments at June 30, 2025 is 0.375% per year and fees incurred are included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of June 30, 2025 was 6.33%. We had no borrowing outstanding under the Revolving Credit Facility at December 31, 2024.

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

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At June 30, 2025 and December 31, 2024, we had letters of credit outstanding of $19.9 million and $21.2 million, respectively, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of June 30, 2025 and December 31, 2024:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
June 30, 2025
Revolving Credit Facility	$323,500	$19,936	$2,600,000	4/10/2029
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
Less: Unamortized discount, premium and issuance costs	(49,905)
Total long-term debt	$3,373,595

December 31, 2024
Revolving Credit Facility	$—	$21,186	$2,600,000	4/10/2029
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
Less: Unamortized discount, premium and issuance costs	(50,745)
Total long-term debt	$3,049,255
NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the six months ended June 30, 2025:

As of June 30, 2025
(in thousands)
Balance at beginning of period	$486,168
Additions (1)	24,940
Retirements	(2,174)
Sale	(20,269)
Accretion expense	17,574
Balance at end of period	506,239
Less: current portion	(26,538)
Balance at end of period, noncurrent portion	$479,701

(1)     For the six months ended June 30, 2025, our ARO additions primarily related to oil and natural gas properties acquired in the Ridgemar Acquisition. See NOTE 3 – Acquisitions and Divestitures for additional information.
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local regulations. Accordingly, no significant liability or loss associated with environmental remediation was recognized as of June 30, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity-based compensation expense (income):	(in thousands)
Liability-classified profits interest awards	$300	$639	$713	$1,032
Equity-classified profits interest awards	194	(53)	387	223
Equity-classified LTIP RSU awards	1,182	844	1,813	1,141
Equity-classified LTIP PSU awards	369	159	438	318
Equity-classified Manager PSUs	91,523	20,702	116,855	47,751
Total equity-based compensation expense (income)	$93,568	$22,291	$120,206	$50,465
Tax benefit related to equity-based compensation awards	$605	$851	$605	$851

Our incentive compensation awards may contain certain service-based, performance-based, and market-based vesting conditions, which are further discussed below.

Equity-classified LTIP RSU Awards

During the three and six months ended June 30, 2025, we granted 0.8 million equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $11.08 per LTIP RSU, and the LTIP RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on our condensed consolidated balance sheets. In addition, during the three and six months ended June 30, 2025, we had 217 thousand shares related to outstanding LTIP RSU awards that vested.

Equity-classified Manager PSU Awards

During the three and six months ended June 30, 2025, in conjunction with the 2025 Class A Redemption, the closing of the Ridgemar Acquisition, our Class A Repurchases, the Corporate Simplification and LTIP RSU vesting, the number of shares of our Class A Common Stock increased by 59.6 million and 67.5 million, respectively. As a result, the number of equity-classified PSU target shares of Class A Common Stock related to the award of PSUs granted to the Manager under the Crescent Energy Company 2021 Manager Incentive Plan (referred to herein as the Incentive Compensation) increased by approximately 4.8 million and 5.4 million shares, respectively, for the three and six months ended June 30, 2025. We accounted for this increase as a change in estimate and recognized additional expense of $69.3 million and $77.9 million, respectively, for the three and six months ended June 30, 2025. See NOTE 1 – Organization and Basis of Presentation for more information on the 2025 Class A Redemption and NOTE 3 – Acquisitions and Divestitures for more information on the Ridgemar Acquisition. For more information on the Incentive Compensation, including the performance-based vesting criteria applicable thereto, see NOTE 11 – Related Party Transactions - Management Agreement.

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $69.5 million per annum ("Manager Compensation"), which is included in General and administrative expenses on our condensed consolidated statements of operations. As the Company's business and assets expand, Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures for more information.

Prior to the Corporate Simplification, the Manager Compensation was reduced proportionally by the percentage of OpCo Units held as redeemable noncontrolling interests, with such amount distributed concurrently to the holders of redeemable noncontrolling interests. This cash distribution to the holders of redeemable noncontrolling interests did not represent additional Manager Compensation; rather, it represented an ordinary cash distribution to the holders of redeemable noncontrolling interests. In certain instances in our financial statements and other disclosures, we clarify the underlying event that requires us to make such distributions.

During the three and six months ended June 30, 2025, we recorded general and administrative expense of $17.3 million and $30.5 million, respectively, related to the Manager Compensation and concurrently made cash distributions of $4.2 million and $8.8 million, respectively, to our redeemable noncontrolling interests. After the Corporate Simplification, there are no longer any outstanding redeemable noncontrolling interests in OpCo, and as such, we will no longer make cash distributions to the holders of redeemable noncontrolling interests. During the three and six months ended June 30, 2024, we recorded general and administrative expense of $8.7 million and $17.0 million, respectively, and made cash distributions of $5.2 million and $12.0 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. At both June 30, 2025 and December 31, 2024, we had $17.4 million included within Accounts payable – affiliates on the consolidated balance sheets associated with the Management Agreement.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. Performance goals are evaluated on absolute stock price performance and relative stock price performance versus a set of our peers and there is no vesting based solely on time. The certification of the Company's level of achievement with respect to the first three-year-performance period under the Incentive Compensation is in process and is expected to be completed in 2025. Based on the level of achievement with respect to the performance goals applicable to such tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled so long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche. During the three and six months ended June 30, 2025, we recorded general and administrative expense of $91.5 million and $116.9 million, respectively, related to Incentive Compensation. During the three and six months ended June 30, 2024, we recorded general and administrative expense of $20.7 million and $47.8 million, respectively, related to Incentive Compensation. See NOTE 10 – Equity-Based Compensation Awards for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a monthly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of June 30, 2025 and December 31, 2024, we had a related party receivable of $0.1 million and $4.3 million, respectively, included within Accounts receivable – affiliates and a related party payable of $7.4 million and $1.2 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We may engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings, credit facility structuring and equity offerings. In July 2025, in connection with 2034 Notes offering, we paid an additional $1.5 million in fees to KCM. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Amounts paid to KCM	$—	$1,866	$—	$3,704

Other Transactions

In March 2024, OpCo repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for $22.7 million. Refer to further discussion in NOTE 1 – Organization and Basis of Presentation.

During the three and six months ended June 30, 2025 and June 30, 2024, we made cash distributions of $0.2 million and $7.8 million, $8.0 million and $16.3 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. As a result of the Corporate Simplification, such pro rata distributions were eliminated.

In addition, during the three and six months ended June 30, 2025 and June 30, 2024, we reimbursed KKR $1.1 million and $1.7 million, $0.1 million and $1.4 million, respectively, for costs incurred on our behalf.

At December 31, 2024, we had $0.7 million accrued within Accounts payable - affiliates on the consolidated balance sheet for reimbursable costs and distributions to our redeemable noncontrolling interests for their pro rata share of taxes that was subsequently paid during the six months ended June 30, 2025.
Board of Directors

We have a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of $0.4 million increasing to $0.5 million over the life of the agreement.

We may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to producing assets held by Chama, an Investment in equity affiliates on our condensed consolidated balance sheets. During the six months ended June 30, 2025, we funded $2.0 million to Chama associated with the plugging and abandonment costs.

NOTE 12 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends and shares of Class B Common Stock do not have rights to participate in dividends or undistributed earnings, but receive pro rata distributions from OpCo through their ownership of OpCo Units. After the Corporate Simplification, there are no Class B Common Stock outstanding. We apply the two-class method for purposes of calculating earnings per share (“EPS”). The two-class method determines earnings per share of Common Stock and participating securities according to dividends or dividend equivalents declared during the period and each security's respective participation rights in undistributed earnings and losses.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$162,498	$70,205	$168,412	$37,841
Less: net (income) loss attributable to noncontrolling interests	(1,299)	1,818	(3,288)	(1,681)
Less: net (income) loss attributable to redeemable noncontrolling interests	(7,978)	(34,476)	(14,050)	(22,781)
Net income (loss) attributable to Crescent Energy - basic	153,221	37,547	151,074	13,379
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	(5)	15	(7)	5
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	(278)	89	(360)	12
Net income (loss) attributable to Crescent Energy - diluted	$152,938	$37,651	$150,707	$13,396
Denominator:
Weighted-average Class A Common Stock outstanding - basic	253,173,926	111,516,601	222,404,700	103,155,008
Add: dilutive effect of RSUs	38,101	244,883	159,281	219,566
Add: dilutive effect of PSUs	2,234,956	1,463,473	2,720,550	1,183,929
Weighted-average Class A Common Stock outstanding – diluted	255,446,983	113,224,957	225,284,531	104,558,503
Weighted-average Class B Common Stock outstanding – basic and diluted	2,076,903	65,948,124	33,493,957	75,140,432
Net income (loss) per share:
Class A Common Stock – basic	$0.61	$0.34	$0.68	$0.13
Class A Common Stock – diluted	$0.60	$0.33	$0.67	$0.13
Class B Common Stock – basic and diluted	$—	$—	$—	$—

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

The table below provides information about the Company’s single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$897,983	$653,283	$1,848,156	$1,310,756
Less:
Lease operating expense	160,150	122,454	321,745	253,142
Workover expense	19,360	17,581	35,381	29,883
Asset operating expense	20,315	26,899	50,724	58,249
Gathering, transportation and marketing	106,074	65,851	211,362	135,420
Production and other taxes	55,105	31,065	115,487	63,588
Depreciation, depletion and amortization	297,056	212,382	579,629	388,946
Impairment of oil and natural gas properties	2,985	—	48,632	—
Midstream and other operating expense	29,027	29,783	58,843	57,525
General and administrative expense excluding equity-based compensation	31,044	24,849	61,176	39,390
Equity-based compensation expense	93,568	22,291	120,206	50,465
Interest expense	75,219	42,359	148,400	85,045
Other segment items	(154,418)	(12,436)	(71,841)	111,262
Net income (loss)	$162,498	$70,205	$168,412	$37,841

Total development of oil and natural gas properties	$264,711	$120,113	$472,253	$313,403

Other segment items include Exploration expense, Gain (loss) on derivatives, (Gain) loss on sale of assets and Loss from extinguishment of debt from our condensed consolidated statements of operations.
NOTE 14 – Subsequent Events

Dividend

On August 4, 2025, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2025. The quarterly dividend is payable on September 2, 2025 to shareholders of record as of the close of business on August 18, 2025.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

Minerals Acquisition

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $71.7 million, subject to customary purchase price adjustments. The purchase price was funded using borrowings from our revolving credit facility.

Divestitures

In July 2025, we sold additional non-core assets to unrelated third-party buyers for $22.0 million in aggregate cash proceeds, subject to customary purchase price adjustments.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Annual Report"), our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as well as our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and six months ended June 30, 2025 and 2024. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” "Crescent" and the “Company” or similar expressions refer to Crescent Energy Company and its subsidiaries.

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

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by geopolitical events, such as Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas' attack against Israel and the ensuing conflict and escalation of tensions in the Middle East, including the conflict with Iran, supply chain constraints, elevated interest rates, U.S. international trade and tariff policy developments and responses thereto and costs of capital and political and regulatory uncertainties. Furthermore, the United States has experienced, and may continue to experience, a significant inflationary environment, which began in 2022 that, along with international geopolitical risks and market responses to the announcement of certain tariff policies by the Trump Administration, has contributed to concerns of a potential recession in the United States in 2025 that has created further volatility. OPEC has announced that it is phasing out oil output cuts by increasing 411,000 barrels per day, each month from May to July 2025 and then increasing to 548,000 barrels per day in August 2025. The actions of OPEC with respect to oil production levels and announcements of potential changes in such levels may result in further volatility in commodity prices and the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

During the three and six months ended June 30, 2025, we recorded impairment expense of $3.0 million and $48.6 million, respectively, related to oil and natural gas properties. See NOTE 5 – Fair Value Measurements to the unaudited financial statements included in Part I. Item 1. Financial Statements. Certain of our conventional proved oil and natural gas properties in Oklahoma, which have a carrying value of $262.0 million, have limited cushion between their carrying value and estimated undiscounted cash flows at the current forward commodity price curve as of June 30, 2025. A further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate has remained relatively stable through 2024 and 2025, after an extended period of elevation. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Recently announced tariffs and any further tariffs may also increase our operating costs. Sustained levels of inflation and certain other market pressures have caused the U.S. Federal Reserve and other central banks to increase interest rates in 2022 and 2023. Although the U.S. Federal Reserve made cuts to benchmark interest rates in 2024, there is no guarantee that additional cuts will occur. Although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated interest rates and inflation remain, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, any subsequent monetary policy changes, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Risks related to the oil and natural gas industry—Inflationary issues and associated changes in monetary policy have previously resulted in and such issues, as well as certain proposed tariffs, may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise" in our Annual Report.

Capital market transactions

2025 Senior Notes Offerings

Tender Offer and Redemption of 2028 Notes

In June 2025, we commenced a cash tender offer (the "Tender Offer") to purchase a portion of our outstanding 9.250% Senior Notes due 2028 (the "2028 Notes"), pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date, subsequent to our balance sheet date. In addition to the Tender Offer, we elected to redeem (the “2028 Notes Redemption”) an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million on the redemption date. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and expect to incur a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the third quarter of 2025.

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% senior notes due 2034 (the "2034 Notes") at par (the “2034 Notes Offering”). The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer and to repay a portion of our outstanding balance under our Revolving Credit Facility.

Corporate Simplification

In April 2025, we announced that our corporate structure had been simplified through the elimination of the Company’s Up-C structure through the exercise by the holders of all remaining shares of Class B Common Stock of their redemption rights with respect to all of their OpCo Units (the “Corporate Simplification”). Prior to the Corporate Simplification, the Up-C structure provided for holders of Crescent’s then-outstanding Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), which had voting (but no economic) rights with respect to Crescent, to hold a corresponding amount of economic, non-voting units of OpCo (“OpCo Units”), which were generally redeemable or exchangeable for Class A Common Stock on the terms and conditions set forth in OpCo’s Amended and Restated Limited Liability Company Agreement (“OpCo LLC Agreement”). Pursuant to the aforementioned exercise of such right in the Corporate Simplification, all OpCo Units (other than those held by Crescent) were exchanged for an equivalent number of shares of Class A Common Stock and all outstanding shares of Class B Common Stock were cancelled. As a result of the Corporate Simplification, all of the Company’s common stockholders now hold Class A Common Stock. See NOTE 11 – Related Party Transactions for more information.

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities hold their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2025 Class A Redemption"). The shares of Class A Common Stock were sold by Independence Energy Aggregator L.P. at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the March 2025 Class A Redemption.

Share repurchase program

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Such repurchases may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities. During 2024, we utilized $30.5 million to repurchase a combination of Class A Common Stock and OpCo Units. During the three and six months ended June 30, 2025, we repurchased 3.6 million and 4.1 million shares of our Class A Common Stock for $28.2 million and $33.5 million, at an average price of $7.88 and $8.21 per share, respectively. When combining the Class A Repurchases with the 2024 Equity Transactions, the remaining amount under the authorized plan is approximately $86.0 million as of June 30, 2025.

Acquisitions and divestitures

Acquisitions

Ridgemar Acquisition

On December 3, 2024, we entered into the Membership Interest Purchase Agreement (the “Ridgemar Acquisition Agreement”) pursuant to which we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”). On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC ("Ridgemar") for $807.2 million in cash and 5.5 million shares of our Class A Common Stock issued to former Ridgemar owners (the "Ridgemar Acquisition"). The Ridgemar Acquisition consideration transferred is inclusive of customary post closing adjustments of $14.1 million, which are recorded in Accounts receivable, net on the condensed consolidated balance sheets as of June 30, 2025. In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027 (collectively, the "Ridgemar Contingent Consideration”). We accounted for the Ridgemar Acquisition as an asset acquisition.

SilverBow Merger

On July 30, 2024, we consummated the SilverBow Merger. See NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report. Immediately following the SilverBow Merger, Crescent Energy Company completed a series of internal transactions following which the assets of SilverBow Resources, Inc. ("SilverBow") and its subsidiary became held by subsidiaries of Crescent Energy Finance LLC. In connection with the SilverBow Merger, Crescent issued 51.6 million shares of Class A Common Stock and paid $382.4 million in cash to former SilverBow shareholders, including amounts payable in respect of outstanding SilverBow equity awards. In connection with the closing of the SilverBow Merger, we repaid all of SilverBow’s outstanding indebtedness.

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

Divestitures

In March 2025, we entered into the purchase and sale agreement to sell certain of our non-core assets to an unrelated third-party buyer for $83.0 million in aggregate cash proceeds, subject to customary purchase price adjustments. The transaction closed during the second quarter of 2025. We performed an assessment of the fair value of the associated assets and liabilities and recorded an impairment of $48.6 million to the carrying value of the associated oil and natural gas properties during the six months ended June 30, 2025.

During the six months ended June 30, 2025, we sold additional non-core assets to unrelated third-party buyers for $11.1 million in aggregate cash proceeds and recorded a gain of $1.9 million and $12.8 million on the sale of such assets for the three and six months ended June 30, 2025, respectively.

Income Taxes

Crescent is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. Historically, our effective tax rate has been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the three months ended June 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025. In addition to increasing our effective tax rate, the Corporate Simplification and the 2025 Class A Redemption increased our Deferred tax liability by $136.9 million with an offsetting decrease in Additional paid-in capital.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA is a significant piece of tax legislation that includes provisions that permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024 and restore 100% bonus depreciation under section 168(k) for property acquired and placed in service after January 19, 2025. As this legislation was enacted after June 30, 2025, its effects are not reflected in our provision for income taxes as of that date. Based on our current projections, we anticipate the impact will defer the recognition of a significant portion of current federal tax for multiple years. Since our income tax expense includes both current and deferred tax, we do not believe the impact to the consolidated statement of operations will be material.

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $69.5 million per annum ("Manager Compensation"), which is included in General and administrative expenses on our condensed consolidated statements of operations. As the Company's business and assets expand, Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report for more information.

Prior to the Corporate Simplification, the Manager Compensation was reduced proportionally by the percentage of OpCo Units held as redeemable noncontrolling interests, with such amount distributed concurrently to the holders of redeemable noncontrolling interests. This cash distribution to the holders of redeemable noncontrolling interests did not represent additional Manager Compensation; rather, it represented an ordinary cash distribution to the holders of redeemable noncontrolling interests. In certain instances in our financial statements and other disclosures, we clarify the underlying event that requires us to make such distributions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil	71%	81%	68%	78%
Natural gas	18%	8%	20%	11%
NGLs	11%	11%	12%	11%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues, as well as revenue associated with crude oil blending, comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 5% or less of our total revenues for the three and six months ended June 30, 2025 and 2024.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil (MBbls)	9,801	6,602	18,962	13,005
Natural gas (MMcf)	58,572	33,863	117,526	70,567
NGLs (MBbls)	4,345	2,725	8,576	5,293
Total (MBoe)	23,908	14,971	47,125	30,059
Daily average (MBoe/d)	263	165	260	165

Total sales volume increased 8,937 MBoe and increased 17,066 MBoe during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025 was primarily due to the SilverBow Merger and the Ridgemar Acquisition.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, either as a result of the geopolitical events, such as Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, and the Israel-Hamas conflict and the broader conflict in the Middle East, including with Iran, actions taken by OPEC, sustained elevated inflation, U.S. trade policy and the imposition of tariffs and increased U.S. drilling activity or otherwise. Uncertainty persists regarding OPEC’s actions, increased U.S. drilling, the imposition of increased tariffs and resulting consequences, inflation and the armed conflicts in Ukraine and the Middle East. Additionally, market concern regarding a potential recession, among other factors, contributes to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil	56%	59%	57%	61%
Natural gas	59%	44%	58%	42%
NGLs	8%	—%	8%	—%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil (Bbl):
Average NYMEX	$63.74	$80.57	$67.58	$78.76
Realized price (excluding derivative settlements)	61.47	75.68	64.45	74.86
Realized price (including derivative settlements) (1)	64.27	67.94	65.67	67.54
Natural Gas (Mcf):
Average NYMEX	$3.44	$1.89	$3.55	$2.07
Realized price (excluding derivative settlements)	2.71	1.51	2.95	1.86
Realized price (including derivative settlements) (1)	2.60	2.27	2.84	2.52
NGLs (Bbl):
Realized price (excluding derivative settlements)	$22.59	$24.55	$23.99	$25.29
Realized price (including derivative settlements) (1)	22.48	24.55	23.78	25.29

(1)     The realized price presented above does not include $17.0 million or $34.9 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and six months ended June 30, 2025, respectively.

Results of operations:

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues (in thousands):
Oil	$602,488	$499,622	$102,866	21%
Natural gas	159,001	51,274	107,727	210%
Natural gas liquids	98,142	66,903	31,239	47%
Midstream and other	38,352	35,484	2,868	8%
Total revenues	$897,983	$653,283	$244,700	37%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$61.47	$75.68	$(14.21)	(19)%
Natural gas ($/Mcf)	2.71	1.51	1.20	79%
NGLs ($/Bbl)	22.59	24.55	(1.96)	(8)%
Total ($/Boe)	35.96	41.27	(5.31)	(13)%
Net sales volumes:
Oil (MBbls)	9,801	6,602	3,199	48%
Natural gas (MMcf)	58,572	33,863	24,709	73%
NGLs (MBbls)	4,345	2,725	1,620	59%
Total (MBoe)	23,908	14,971	8,937	60%
Average daily net sales volumes:
Oil (MBbls/d)	108	73	35	48%
Natural gas (MMcf/d)	644	372	272	73%
NGLs (MBbls/d)	48	30	18	60%
Total (MBoe/d)	263	165	98	59%

Oil revenue. Oil revenue increased $102.9 million, or 21%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This was driven by a $242.1 million increase from higher sales volume (35 MBbls/d, or 48%), partially offset by lower realized oil prices that resulted in a decrease of $139.2 million (a decrease of 19% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition. The decrease in realized oil prices was due to lower index prices partially offset by more favorable price differentials.

Natural gas revenue. Natural gas revenue increased $107.7 million, or 210%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This was driven by a $37.4 million increase from higher sales volume (272 MMcf/d, or 73%) and higher natural gas prices that resulted in an increase of $70.3 million (an increase of 79% per Mcf). The increase in sales volumes was primarily due to the SilverBow Merger and the Ridgemar Acquisition. The increase in realized natural gas prices was due to higher index prices.

NGL revenue. NGL revenue increased $31.2 million, or 47%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This was driven primarily by a $39.7 million increase from higher sales volume (18 MBbls/d, or 60%), partially offset by lower realized NGL prices that resulted in a decrease of $8.5 million (a decrease of 8% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.

Midstream and other revenue. Midstream and other revenue increased $2.9 million, or 8%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, driven primarily by higher sulfur revenues in 2025.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Expenses (in thousands):
Operating expense	$390,031	$293,633	$96,398	33%
Depreciation, depletion and amortization	297,056	212,382	84,674	40%
Impairment of oil and natural gas properties	2,985	—	2,985	NM*
General and administrative expense	124,612	47,140	77,472	164%
Other operating costs	3,664	(19,256)	22,920	NM*
Total expenses	$818,348	$533,899	$284,449	53%
Selected expenses per Boe:
Operating expense	$16.31	$19.61	$(3.30)	(17)%
Depreciation, depletion and amortization	12.42	14.19	(1.77)	(12)%

* NM = Not meaningful.

Operating expense. Operating expense increased $96.4 million, or 33%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, driven primarily by the following factors:

(i)Lease and asset operating expense increased $31.1 million, or 21%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and decreased $2.43 per Boe, or 24%, to $7.55 per Boe. This $31.1 million increase was driven primarily by higher production from the SilverBow Merger and the Ridgemar Acquisition, which was more than offset on a per Boe basis with the additional acquired volumes and cost reduction measures on our other assets.
(ii)Gathering, transportation and marketing expense increased $40.2 million, or 61%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and increased $0.04 per Boe, or 1%, to $4.44 per Boe. The increase was driven primarily by the SilverBow Merger and the Ridgemar Acquisition.
(iii)Production and other taxes increased $24.0 million, or 77%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and increased $0.22 per Boe, or 11%, to $2.30 per Boe. This net increase was driven primarily by higher oil and gas revenues, which increased the tax base on which our production and other taxes are calculated.
(iv)Workover expense increased $1.8 million, or 10%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and decreased $0.36 per Boe, or 31%, to $0.81 per Boe. This increase was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.
(v)Midstream and other operating expense decreased $0.8 million, or 3%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to decreased crude oil blending expense. Our crude oil blending expense is more than offset by oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the three months ended June 30, 2025, depreciation, depletion and amortization increased $84.7 million, or 40%, compared to the three months ended June 30, 2024, driven primarily by increased production from the SilverBow Merger and the Ridgemar Acquisition.

Impairment expense. During the three months ended June 30, 2025, we recorded an impairment of $3.0 million to write down the value of certain assets to expected net proceeds.

General and administrative expense. General and administrative expense ("G&A") increased $77.5 million, or 164%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was driven by (i) higher recurring G&A due to the SilverBow Merger and the Ridgemar Acquisition and (ii) an increase in equity-based compensation expense of $71.3 million (2025 and 2024 include an additional expense of $69.3 million and $7.0 million, respectively due to change in estimate), partially offset by $6.7 million lower transaction and nonrecurring related expenses.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$29,275	$16,341	$12,934	79%
Transaction and nonrecurring expenses	1,769	8,508	(6,739)	(79)%
Equity-based compensation	93,568	22,291	71,277	320%
Total general and administrative expense	$124,612	$47,140	$77,472	164%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.22	$1.09	$0.13	12%
Transaction and nonrecurring expenses	0.07	0.57	(0.50)	(88)%
Equity-based compensation	3.91	1.49	2.42	162%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs increased by $22.9 million, compared to the three months ended June 30, 2024, primarily driven by a $17.5 million lower gain on sale of assets, partially offset by $5.4 million higher exploration expense recognized during the three months ended June 30, 2025.

Interest expense. In the three months ended June 30, 2025, we incurred interest expense of $75.2 million, as compared to $42.4 million in the three months ended June 30, 2024, a 78% increase. This increase was driven primarily by higher average debt balances driven by the Ridgemar Acquisition and the SilverBow Merger.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our gain on derivatives during the three months ended June 30, 2025 changed by $194.5 million primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended June 30, 2025 and 2024, we recognized income tax expense of $41.1 million and $11.5 million, respectively, for an effective tax rate of 20.2% and 14.1%, respectively. Historically, our effective tax rate has been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the three months ended June 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$162,498	$70,205	$92,293	131%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	75,219	42,359
Income tax expense (benefit)	41,057	11,527
Depreciation, depletion and amortization	297,056	212,382
Exploration expense	5,574	193
Non-cash (gain) loss on derivatives	(178,592)	(29,546)
Impairment expense	2,985	—
Non-cash equity-based compensation expense	93,268	22,291
(Gain) loss on sale of assets	(1,910)	(19,449)
Other (income) expense	(115)	(624)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(5,155)
Transaction and nonrecurring expenses (2)	(193)	15,591
Settlement of acquired derivative contracts	17,007	—
Adjusted EBITDAX (non-GAAP)	$513,854	$319,774	$194,080	61%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(71,430)	(40,940)
Current income tax benefit (expense) (3)	(6,673)	(11,725)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(165)	(63)
Development of oil and natural gas properties	(264,711)	(120,113)
Levered Free Cash Flow (non-GAAP)	$170,875	$146,933	$23,942	16%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflected Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses credit of $0.2 million for the three months ended June 30, 2025 were primarily related to proceeds from a legal settlement mostly offset by uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures. Transaction and nonrecurring expenses of $15.6 million for the three months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.
(3)Since the OBBBA was enacted after June 30, 2025, its effects are not reflected in our provision for income taxes during the three months ended June 30, 2025. Based on our current projections, we anticipate the current federal income tax recognized to date in 2025 will be substantially reduced during the second half of 2025.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$498,966	$286,926	$212,040	74%
Changes in operating assets and liabilities	(73,544)	(37,035)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(5,155)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(165)	(63)
Transaction and nonrecurring expenses (2)	(193)	15,591
Other adjustments and operating activities	10,522	6,782
Development of oil and natural gas properties	(264,711)	(120,113)
Levered Free Cash Flow (non-GAAP)	$170,875	$146,933	$23,942	16%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflected Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses credit of $0.2 million for the three months ended June 30, 2025 were primarily related to proceeds from a legal settlement mostly offset by uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures. Transaction and nonrecurring expenses of $15.6 million for the three months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $194.1 million, or 61%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by additional production generated by the SilverBow Merger and the Ridgemar Acquisition.

Levered Free Cash Flow (non-GAAP) increased by $23.9 million, or 16%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by increased Adjusted EBITDAX, partially offset by additional interest expense and development of oil and natural gas properties.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues (in thousands):
Oil	$1,222,147	$973,516	$248,631	26%
Natural gas	346,441	131,218	215,223	164%
Natural gas liquids	205,717	133,850	71,867	54%
Midstream and other	73,851	72,172	1,679	2%
Total revenues	$1,848,156	$1,310,756	$537,400	41%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$64.45	$74.86	$(10.41)	(14)%
Natural gas ($/Mcf)	2.95	1.86	1.09	59%
NGLs ($/Bbl)	23.99	25.29	(1.30)	(5)%
Total ($/Boe)	37.65	41.21	(3.56)	(9)%
Net sales volumes:
Oil (MBbls)	18,962	13,005	5,957	46%
Natural gas (MMcf)	117,526	70,567	46,959	67%
NGLs (MBbls)	8,576	5,293	3,283	62%
Total (MBoe)	47,125	30,059	17,066	57%
Average daily net sales volumes:
Oil (MBbls/d)	105	71	34	48%
Natural gas (MMcf/d)	649	388	261	67%
NGLs (MBbls/d)	47	29	18	62%
Total (MBoe/d)	260	165	95	58%

Oil revenue. Oil revenue increased $248.6 million, or 26%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was driven by a $446.0 million increase from higher sales volume (34 MBbls/d, or 48%), partially offset by lower realized oil prices that resulted in a decrease of $197.4 million (a decrease of 14% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition. The decrease in realized oil prices was due to lower index prices.

Natural gas revenue. Natural gas revenue increased $215.2 million, or 164%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was driven by a $87.1 million increase from higher sales volume (261 MMcf/d, or 67%) and higher natural gas prices that resulted in an increase of $128.1 million (an increase of 59% per Mcf). The increase in sales volumes was primarily due to the SilverBow Merger and the Ridgemar Acquisition. The increase in realized natural gas prices was due to higher index prices.

NGL revenue. NGL revenue increased $71.9 million, or 54%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was driven primarily by a $83.0 million increase from higher sales volume (18 MBbls/d, or 62%), partially offset by lower realized NGL prices that resulted in a decrease of $11.1 million (a decrease of 5% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.

Midstream and other revenue. Midstream and other revenue increased $1.7 million, or 2%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven primarily by higher sulfur revenues and partially offset by lower Midstream revenues in 2025.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Expenses (in thousands):
Operating expense	$793,542	$597,807	$195,735	33%
Depreciation, depletion and amortization	579,629	388,946	190,683	49%
Impairment of oil and natural gas properties	48,632	—	48,632	NM*
General and administrative expense	181,382	89,855	91,527	102%
Other operating costs	(6,892)	(19,256)	12,364	NM*
Total expenses	$1,596,293	$1,057,352	$538,941	51%
Selected expenses per Boe:
Operating expense	$16.84	$19.89	$(3.05)	(15)%
Depreciation, depletion and amortization	12.30	12.94	(0.64)	(5)%

* NM = Not meaningful.

Operating expense. Operating expense increased $195.7 million, or 33%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven primarily by the following factors:

(i)Lease and asset operating expense increased $61.1 million, or 20%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and decreased $2.46 per Boe, or 24%, to $7.90 per Boe. This $61.1 million increase was driven primarily by higher production from the SilverBow Merger and the Ridgemar Acquisition, which was more than offset on a per Boe basis with the additional acquired volumes and cost reduction measures on our other assets.
(ii)Gathering, transportation and marketing expense increased $75.9 million, or 56%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and decreased $0.02 per Boe, or a nominal percentage, to $4.49 per Boe. The absolute increase was driven primarily by the SilverBow Merger and the Ridgemar Acquisition.
(iii)Production and other taxes increased $51.9 million, or 82%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and increased $0.33 per Boe, or 16%, to $2.45 per Boe. This net increase was driven primarily by higher oil and gas revenues, which increased the tax base on which our production and other taxes are calculated.
(iv)Workover expense increased $5.5 million, or 18%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and decreased $0.24 per Boe, or 24%, to $0.75 per Boe. This absolute increase was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.
(v)Midstream and other operating expense increased $1.3 million, or 2%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increased crude oil blending expense. Our crude oil blending expense is more than offset by oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the six months ended June 30, 2025, depreciation, depletion and amortization increased $190.7 million, or 49%, compared to the six months ended June 30, 2024, driven primarily by increased production from the SilverBow Merger and the Ridgemar Acquisition.

Impairment expense. During the six months ended June 30, 2025, we recorded an impairment of $48.6 million to write down the value of certain assets to expected net proceeds.

General and administrative expense. General and administrative expense ("G&A") increased $91.5 million, or 102%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was driven by (i) higher recurring G&A due to the Silverbow Merger and the Ridgemar Acquisition and (ii) an increase in equity-based compensation expense of $69.7 million (2025 and 2024 include an additional up expense of $77.9 million and $21.1 million, respectively due to change in estimate), partially offset by $6.0 million lower transaction and nonrecurring related expenses.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$57,087	$29,258	$27,829	95%
Transaction and nonrecurring expenses	4,089	10,132	(6,043)	(60)%
Equity-based compensation	120,206	50,465	69,741	138%
Total general and administrative expense	$181,382	$89,855	$91,527	102%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.21	$0.97	$0.24	25%
Transaction and nonrecurring expenses	0.09	0.34	(0.25)	(74)%
Equity-based compensation	2.55	1.68	0.87	52%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs increased by $12.4 million, compared to the six months ended June 30, 2024, primarily driven by a $6.7 million lower gain on sale of assets, partially offset by $5.7 million higher exploration expense recognized during the six months ended June 30, 2025.

Interest expense. In the six months ended June 30, 2025, we incurred interest expense of $148.4 million, as compared to $85.0 million in the six months ended June 30, 2024, a 74% increase. This increase was driven primarily by higher average debt balances driven by the SilverBow Merger and the Ridgemar Acquisition.

Loss on extinguishment of debt. During the six months ended June 30, 2025, we did not have an extinguishment of debt. During the six months ended June 30, 2024, we incurred a loss on the extinguishment of our 2026 Notes of $22.6 million related to the $14.8 million premium and interest paid for the Tender Offer and Redemption of the 2026 Notes and $7.8 million related to the write-off of outstanding deferred finance costs related to the 2026 Notes.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our gain on derivatives consideration during the six months ended June 30, 2025 changed by $209.0 million, or 206.0%, from a comparable loss during the six months ended June 30, 2024 primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the six months ended June 30, 2025 and 2024, we recognized income expense of $43.7 million and $7.3 million, respectively, for an effective tax rate of 20.6% and 16.2%, respectively. Historically, our effective tax rate has typically been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the six months ended June 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively calculated in accordance with GAAP:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$168,412	$37,841	$130,571	345%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	148,400	85,045
Loss from extinguishment of debt	—	22,582
Income tax expense (benefit)	43,670	7,318
Depreciation, depletion and amortization	579,629	388,946
Exploration expense	5,880	193
Non-cash (gain) loss on derivatives	(98,362)	53,250
Impairment expense	48,632	—
Non-cash equity-based compensation expense	119,493	50,465
(Gain) loss on sale of assets	(12,772)	(19,449)
Other (income) expense	(231)	(774)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,242)	(10,782)
Transaction and nonrecurring expenses (2)	9,906	18,462
Settlement of acquired derivative contracts	34,895	—
Adjusted EBITDAX (non-GAAP)	$1,043,310	$633,097	$410,213	65%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(140,859)	(79,250)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	—	(14,817)
Current income tax benefit (expense) (3)	(17,486)	(12,441)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(260)	(129)
Development of oil and natural gas properties	(472,253)	(313,403)
Levered Free Cash Flow (non-GAAP)	$412,452	$213,057	$199,395	94%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflected Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses of $9.9 million for the six months ended June 30, 2025 were primarily related to uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures and the SilverBow Merger, partially offset by proceeds from a legal settlement. Transaction and nonrecurring expenses of $18.5 million for the six months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.
(3)Since the OBBBA was enacted after June 30, 2025, its effects are not reflected in our provision for income taxes during the six months ended June 30, 2025. Based on our current projections, we anticipate the current federal income tax recognized to date in 2025 will be substantially reduced during the second half of 2025.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$836,080	$470,696	$365,384	78%
Changes in operating assets and liabilities	21,758	50,300
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,242)	(10,782)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(260)	(129)
Transaction and nonrecurring expenses (2)	9,906	18,462
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	—	(14,817)
Other adjustments and operating activities	21,463	12,730
Development of oil and natural gas properties	(472,253)	(313,403)
Levered Free Cash Flow (non-GAAP)	$412,452	$213,057	$199,395	94%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflected Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses of $9.9 million for the six months ended June 30, 2025 were primarily related to uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures and the SilverBow Merger, partially offset by proceeds from a legal settlement. Transaction and nonrecurring expenses of $18.5 million for the six months ended June 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $410.2 million, or 65%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by additional production generated by the SilverBow Merger and the Ridgemar Acquisition.

Levered Free Cash Flow (non-GAAP) increased by $199.4 million, or 94%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by increased Adjusted EBITDAX, partially offset by additional interest expense and development of oil and natural gas properties.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$3,054	$132,818
Long-term debt	3,373,595	3,049,255

In connection with the closing of the Ridgemar Acquisition in the first quarter of 2025, we paid in total $807.2 million in cash to former Ridgemar owners after customary purchase price adjustments. We funded the cash to close, less the initial deposit, with cash on hand and borrowings under our Revolving Credit Facility. Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our debt agreements. Further, based on current market indications, we expect to meet in the ordinary course of business other contractual cash commitments to third parties pursuant to the various agreements described under the heading “Contractual obligations” in our Annual Report, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$836,080	$470,696
Net cash used in investing activities	(1,269,111)	(286,562)
Net cash provided by (used in) financing activities	213,380	594,461

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2025 increased by $365.4 million, or 77.6%, compared to the six months ended June 30, 2024 primarily due to higher net income after adjusting for non-cash items and working capital changes.

Net cash used in investing activities. Net cash used in investing activities for the six months ended March 31, 2025 increased by $982.5 million, or a 342.9%, compared to the six months ended June 30, 2024, primarily due to $864.8 million of additional acquisitions of oil and natural gas properties in 2025 due to the cash consideration for the Ridgemar Acquisition and $187.5 million additional cash used in our development capital expenditures.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2025 was $213.4 million, primarily a result of net cash received in Revolving Credit Facility borrowings, partially offset by our Class A Common Stock dividend, repurchases of Class A Common Stock and cash distributions to our redeemable noncontrolling interests. Net cash provided by financing activities for the six months ended June 30, 2024 was $594.5 million, driven primarily a result of net cash received in our debt transactions, partially offset by the repurchase of OpCo Units, our redeemable noncontrolling interests distributions and our Class A Common Stock dividend.

Debt agreements

Senior Notes

Tender Offer and Redemption of 2028 Notes

In June 2025, we commenced a cash tender offer (the "Tender Offer") to purchase a portion of our outstanding 9.250% Senior Notes due 2028 (the "2028 Notes"), pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date, subsequent to our balance sheet date. In addition to the Tender Offer, we elected to redeem (the “2028 Notes Redemption”) an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million on the redemption date. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and expect to incur a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the third quarter of 2025.

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% senior notes due 2034 (the "2034 Notes") at par (the “2034 Notes Offering”). The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer and to repay a portion of our outstanding balance under our Revolving Credit Facility.

We may, at our option, redeem all or a portion of the 2034 Notes at any time on or after July 15, 2028 at certain redemption prices. We may also redeem up to 40% of the aggregate principal amount of the 2034 Notes before July 15, 2028 with an amount of cash not greater than the net proceeds that we raise in certain equity offerings at a redemption price equal to 108.375% of the principal amount of the 2034 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, prior to July 15, 2028, we may redeem some or all of the 2034 Notes at a price equal to 100% of the principal amount thereof, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

At June 30, 2025, we had aggregate principal amounts outstanding of (i) $1.0 billion of the 2028 Notes, (ii) $1.1 billion of 7.625% senior notes due 2032 (the "2032 Notes") and (iii) $1.0 billion of 7.375% senior notes due 2033 (the "2033 Notes" and, collectively with the 2032 Notes and the 2034 Notes, the "Senior Notes").

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

For additional details on the Senior Notes, refer to Note 8 - Debt in Item 8. Financial Statements and Supplementary Data included in our Annual Report.

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Energy Finance LLC entered into the Revolving Credit Facility. The Revolving Credit Facility matures on April 10, 2029. At June 30, 2025, our elected commitment amount was approximately $2.0 billion and we had $323.5 million of outstanding borrowings, $19.9 million in outstanding letters of credit and approximately $1.7 billion of availability under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR"), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at June 30, 2025 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding as of June 30, 2025 was 6.33% and we had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2024.

The borrowing base under the Revolving Credit Facility was $2.6 billion as of June 30, 2025 and December 31, 2024.The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At June 30, 2025, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

On May 2, 2025, we entered into the Twelfth Amendment (the “Credit Agreement Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the Credit Agreement Amendment provides that the incurrence of up to $600.0 million of certain additional indebtedness during the period beginning on May 2, 2025 and ending on the subsequent borrowing base redetermination date, October 1, 2025, will be excluded from the requirement for the borrowing base to be reduced by 0.25x of the principal amount of such new debt incurrences. The borrowing base was maintained at $2.6 billion and the elected commitments were maintained at $2.0 billion.

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

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Total development of oil and natural gas properties	$472,253	$313,403
Change in accruals or other non-cash adjustments	3,799	(24,849)
Cash used in development of oil and natural gas properties	476,052	288,554
Cash used in acquisition of oil and natural gas properties (1)	884,366	19,532
Non-cash acquisition of oil and natural gas properties	82,145	—
Total expenditures on acquisition and development of oil and natural gas properties	$1,442,563	$308,086

(1)Excludes $14.1 million of accounts receivable related to the Ridgemar Acquisition customary purchase price adjustments as of June 30, 2025.

Our cash used in the development of oil and natural gas properties was higher during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is related to an increase in our operations and related timing of invoices. We used cash of $884.4 million in the six months ended June 30, 2025 for the acquisition of oil and natural gas properties, primarily related to the Ridgemar Acquisition, as compared to $19.5 million in 2024 for the acquisition of oil and natural gas properties, primarily related to the Eagle Ford Minerals Acquisition (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of June 30, 2025, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends of $0.24 per share of our Class A Common Stock to shareholders during the six months ended June 30, 2025.

On August 4, 2025, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2025. The quarterly dividend is payable on September 2, 2025 to shareholders of record as of the close of business on August 18, 2025.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2024 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of June 30, 2025.

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

We define Adjusted EBITDAX as net income (loss) before interest expense, loss from extinguishment of debt, income tax expense (benefit), depreciation, depletion and amortization, exploration expense, non-cash gain (loss) on derivatives, impairment expense, equity-based compensation, (gain) loss on sale of assets, other (income) expense and transaction and nonrecurring expenses. Additionally, we further subtract certain redeemable noncontrolling interest distributions made by OpCo and settlement of acquired derivative contracts. We included “Certain-redeemable noncontrolling interest distributions made by OpCo" to reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.

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

We define Levered Free Cash Flow as Adjusted EBITDAX less interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums, loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs, current income tax benefit (expense), tax-related redeemable noncontrolling interest distributions made by OpCo and development of oil and natural gas properties. Levered Free Cash Flow does not take into account amounts incurred on acquisitions.

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

As of June 30, 2025, our derivative portfolio had an aggregate notional value of approximately $3.2 billion, and the fair market value of our commodity derivative contracts was a net asset of $72.1 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at June 30, 2025, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $202.6 million. If prices decreased by 10%, our derivative position would change by approximately $170.2 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

Derivative assets and liabilities are classified on our condensed consolidated balance sheets as risk management assets and liabilities. We use derivative instruments and enter into swap contracts which are governed by International Swaps and Derivatives Association (“ISDA”) master agreements. Amounts not offset on our condensed consolidated balance sheets represent positions that do not meet all of the conditions to be netted on such balance sheet, such as the legally enforceable right of offset or the execution of a master netting arrangement. See Notes to condensed consolidated financial statements, NOTE 4 – Derivatives included in Part I. Item 1. Financial Statements of this Quarterly Report for additional discussion.

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

Interest rate risk

At June 30, 2025, we had $323.5 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $1.6 million increase or decrease in interest expense on our variable rate debt outstanding for the six months ended June 30, 2025.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings

The Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business. We are currently unaware of any proceedings that, in the opinion of management, will individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows. Additional information required for this Item is provided in Notes to condensed consolidated financial statements, Note 9 – Commitments and Contingencies included in Part I. Item 1. Financial Statements of this Quarterly Report, which is incorporated by reference into this Item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs. (in thousands)
4/1/2025 - 4/30/2025	2,941,982	$7.87	2,941,982	$91,003
5/1/2025 - 5/31/2025	631,311	$7.95	631,311	$85,984
6/1/2025 - 6/30/2025	—	$—	—	$85,984

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock, prior to the Corporate Simplification, or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). As of June 30, 2025, we had approximately $86.0 million of repurchase authorization under such program remaining. Such repurchases may be made by Crescent or, prior to the Corporate Simplification, by OpCo, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.14
Sixth Supplemental Indenture, dated as of March 24, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

4.15*	Seventh Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.

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

4.20
Fourth Supplemental Indenture, dated as of March 24, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

4.21*	Fifth Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.
4.22
Indenture, dated as of June 14, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2024).

4.23
First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

4.24
Second Supplemental Indenture, dated as of September 9, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

4.25
Third Supplemental Indenture, dated as of November 7, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025).

4.26
Fourth Supplemental Indenture, dated as of March 24, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

4.27*	Fifth Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.
4.28
Indenture, dated as of July 8, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 11, 2025).

10.1
Indemnification Agreement, dated May 5, 2025, by and between Crescent Energy Company and Conrad Langenhagen (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

10.2*	Indemnification Agreement, dated June 2, 2025, by and between Crescent Energy Company and Jerome Hall
10.3
Twelfth Amendment to Credit Agreement, dated May 2, 2025, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

10.4*	Form of Change in Control Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (contained in Exhibit 101).

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

CRESCENT ENERGY COMPANY
(Registrant)

August 4, 2025	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

August 4, 2025	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)