Form 10-Q
period 2025-09-30
Crescent Energy Co
filed 2025-11-03
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were approximately 254,631,591 shares outstanding of the registrant's Class A common stock.

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
•the effects of a prolonged government shutdown, including our ability to complete the Vital Energy Merger;
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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,531	$132,818
Restricted cash	5,346	5,490
Accounts receivable, net	521,011	535,416
Accounts receivable – affiliates	3,633	6,856
Derivative assets – current	106,685	53,273
Prepaid expenses	44,859	42,595
Other current assets	17,645	11,640
Total current assets	702,710	788,088
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	12,998,672	11,471,299
Unproved	376,362	374,306
Oil and natural gas properties at cost, successful efforts method	13,375,034	11,845,605
Field and other property and equipment, at cost	232,981	226,871
Total property, plant and equipment	13,608,015	12,072,476
Less: accumulated depreciation, depletion, amortization and impairment	(4,740,549)	(3,927,422)
Property, plant and equipment, net	8,867,466	8,145,054
Derivative assets – noncurrent	2,652	6,684
Investments in equity affiliates	13,766	13,810
Other assets	107,608	207,013
TOTAL ASSETS	$9,694,202	$9,160,649

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2025	December 31, 2024

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$762,136	$740,452
Accounts payable – affiliates	26,259	18,334
Derivative liabilities – current	6,719	2,698
Financing lease obligations – current	3,637	3,625
Other current liabilities	65,447	62,254
Total current liabilities	864,198	827,363
Long-term debt	3,221,409	3,049,255
Derivative liabilities – noncurrent	13,789	37,732
Asset retirement obligations	483,562	448,945
Deferred tax liability	564,442	370,329
Financing lease obligations – noncurrent	1,511	3,526
Other liabilities	66,410	55,539
Total liabilities	5,215,321	4,792,689
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	—	1,228,329
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 261,179,607 and 189,505,209 shares issued, 254,631,591 and 187,070,725 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	26	19
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 0 and 65,948,124 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	7
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost; 6,548,016 and 2,434,484 shares of Class A common stock as of September 30, 2025 and December 31, 2024, respectively	(66,316)	(32,430)
Additional paid-in capital	4,521,169	3,227,450
Retained earnings (accumulated deficit)	15,705	(64,751)
Noncontrolling interests	8,297	9,336
Total equity	4,478,881	3,139,631
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$9,694,202	$9,160,649

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Oil	$596,288	$548,430	$1,818,435	$1,521,946
Natural gas	144,462	78,790	490,903	210,008
Natural gas liquids	92,589	87,253	298,306	221,103
Midstream and other	33,240	30,401	107,091	102,573
Total revenues	866,579	744,874	2,714,735	2,055,630
Expenses:
Lease operating expense	163,705	129,546	485,450	382,688
Workover expense	23,105	15,347	58,486	45,230
Asset operating expense	23,420	23,771	74,144	82,020
Gathering, transportation and marketing	93,427	89,405	304,789	224,825
Production and other taxes	55,430	43,171	170,917	106,759
Depreciation, depletion and amortization	298,450	251,498	878,079	640,444
Impairment of oil and natural gas properties	73,527	—	122,159	—
Exploration expense	1,002	14,565	6,882	14,758
Midstream and other operating expense	27,796	25,304	86,639	82,829
General and administrative expense	74,275	159,677	255,657	249,532
(Gain) loss on sale of assets	1,641	12	(11,131)	(19,437)
Total expenses	835,778	752,296	2,432,071	1,809,648
Income (loss) from operations	30,801	(7,422)	282,664	245,982
Other income (expense):
Gain (loss) on derivatives	55,702	96,881	163,259	(4,589)
Interest expense	(72,629)	(61,840)	(221,029)	(146,885)
Loss from extinguishment of debt	(29,248)	(36,513)	(29,248)	(59,095)
Other income (expense)	209	1,631	440	2,405
Income (loss) from equity affiliates	864	44	1,695	122
Total other income (expense)	(45,102)	203	(84,883)	(208,042)
Income (loss) before taxes	(14,301)	(7,219)	197,781	37,940
Income tax benefit (expense)	4,032	1,640	(39,638)	(5,678)
Net income (loss)	(10,269)	(5,579)	158,143	32,262
Less: net (income) loss attributable to noncontrolling interests	762	765	(2,526)	(916)
Less: net (income) loss attributable to redeemable noncontrolling interests	—	(5,131)	(14,050)	(27,912)
Net income (loss) attributable to Crescent Energy	$(9,507)	$(9,945)	$141,567	$3,434
Net income (loss) per share:
Class A common stock – basic	$(0.04)	$(0.07)	$0.61	$0.03
Class A common stock – diluted	$(0.04)	$(0.07)	$0.60	$0.03
Class B common stock – basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	254,621	146,620	233,261	117,749
Class A common stock – diluted	254,621	146,620	236,029	119,597
Class B common stock – basic and diluted	—	65,948	22,207	72,054

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

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	187,071	$19	65,948	$7	1	$—	2,434	$(32,430)	$3,227,450	$(64,751)	$9,336	$3,139,631
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,150)	1,989	(161)
Distributions	—	—	—	—	—	—	—	—	—	—	(1,756)	(1,756)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(23,457)	—	—	(23,457)
Equity-based compensation	—	—	—	—	—	—	—	—	19,398	—	193	19,591
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(5,474)	—	—	(5,474)
Change in equity associated with the 2025 Class A Redemption	2,949	—	(2,949)	—	—	—	—	—	34,096	—	—	34,096
Changes in equity associated with the Ridgemar Acquisition	5,455	1	—	—	—	—	—	—	108,048	—	—	108,049
Repurchases of Class A common stock	(503)	—	—	—	—	—	503	(5,312)	—	—	—	(5,312)
Balance at March 31, 2025	194,972	$20	62,999	$7	1	$—	2,937	$(37,742)	$3,360,061	$(66,901)	$9,762	$3,265,207
Net income (loss)	—	—	—	—	—	—	—	—	—	153,221	1,299	154,520
Distributions	—	—	—	—	—	—	—	—	—	—	(306)	(306)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(30,554)	—	(30,554)
Equity-based compensation	217	—	—	—	—	—	32	(358)	93,075	—	195	92,912
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(131,397)	—	—	(131,397)
Changes in equity associated with the Corporate Simplification	62,999	6	(62,999)	(7)	—	—	—	—	1,176,669	—	—	1,176,668
Cash distributions on behalf of former redeemable noncontrolling interest holders related to income taxes	—	—					—	—	(165)	—	—	(165)
Repurchases of Class A common stock	(3,573)	—	—	—	—	—	3,573	(28,158)	—	—	—	(28,158)
Other	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Balance at June 30, 2025	254,615	$26	—	$—	1	$—	6,542	$(66,258)	$4,498,240	$55,766	$10,950	$4,498,724
Net income (loss)	—	—	—	—	—	—	—	—	—	(9,507)	(762)	(10,269)
Distributions	—	—	—	—	—	—	—	—	—	—	(2,088)	(2,088)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	—	(30,554)	—	(30,554)
Equity-based compensation	16	—	—	—	—	—	6	(58)	23,591	—	197	23,730
Cash distributions on behalf of former redeemable noncontrolling interest holders related to income taxes	—	—	—	—	—	—	—	—	(605)	—	—	(605)
Other	—	—	—	—	—	—	—	—	(57)	—	—	(57)
Balance at September 30, 2025	254,631	$26	—	$—	1	$—	6,548	$(66,316)	$4,521,169	$15,705	$8,297	$4,478,881

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$158,143	$32,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	878,079	640,444
Impairment expense	122,159	—
Deferred tax expense (benefit)	36,832	(10,229)
(Gain) loss on derivatives	(163,259)	4,589
Net cash (paid) received on settlement of derivatives	31,038	(43,011)
Non-cash equity-based compensation expense	143,281	131,896
Amortization of debt issuance costs, premium and discount	11,161	9,781
Loss from debt extinguishment	29,248	59,095
(Gain) loss on sale of oil and natural gas properties	(11,131)	(19,437)
Settlement of acquired derivative contracts	49,580	26,291
Other	(28,248)	(27,750)
Changes in operating assets and liabilities:
Accounts receivable	19,917	143,868
Accounts receivable – affiliates	3,223	1,133
Prepaid and other current assets	(8,724)	(3,533)
Accounts payable and accrued liabilities	26,075	(90,960)
Accounts payable – affiliates	12,450	(27,233)
Other	(684)	11,446
Net cash provided by operating activities	1,309,140	838,652
Cash flows from investing activities:
Development of oil and natural gas properties	(691,373)	(467,545)
Acquisitions of oil and natural gas properties, net of cash acquired	(942,465)	(387,775)
Proceeds from the sale of oil and natural gas properties	114,799	29,685
Purchases of restricted investment securities – HTM	(16,158)	(5,332)
Maturities of restricted investment securities – HTM	16,168	5,400
Other	—	(8,809)
Net cash used in investing activities	(1,519,029)	(834,376)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	591,750	1,679,125
Repurchase of Senior Notes, including extinguishment costs	(522,360)	(714,817)
Revolving Credit Facility borrowings	2,735,000	2,417,100
Revolving Credit Facility repayments	(2,663,000)	(1,868,300)
Payment of debt issuance costs	(6,319)	(26,637)
Repayments of debt acquired in SilverBow Merger, including extinguishment costs	—	(1,177,138)
Dividend to Class A common stock	(84,565)	(45,593)
Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend	(7,560)	(24,099)
Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation	(8,767)	(17,580)
Cash distributions to redeemable noncontrolling interests initiated by income taxes	(865)	(340)
Repurchase of redeemable noncontrolling interests related to 2024 Equity Transactions	—	(22,701)
Repurchase of redeemable noncontrolling interests	—	(8,809)
Noncontrolling interest distributions	(4,150)	(11,022)
Noncontrolling interest contributions	—	4,280
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(58)	(7,536)
Repurchases of Class A common stock	(33,828)	(7,343)
Other	(2,846)	(3,525)
Net cash provided by (used in) financing activities	(7,568)	165,065
Net change in cash, cash equivalents and restricted cash	(217,457)	169,341
Cash, cash equivalents and restricted cash, beginning of period	240,908	8,729
Cash, cash equivalents and restricted cash, end of period	$23,451	$178,070
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

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2025 Class A Redemption"). The shares of Class A Common Stock were sold by Independence Energy Aggregator L.P. at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the March 2025 Class A Redemption.

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

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction to equity on our condensed consolidated balance sheets. For the nine months ended September 30, 2025, we repurchased 4.1 million shares of our Class A Common Stock for $33.5 million, at an average price of $8.21 per share (the "2025 Class A Repurchases"). In connection therewith, we cancelled a corresponding number of OpCo Units. During 2024, we repurchased 0.7 million shares of our Class A Common Stock for $7.8 million, at an average price of $10.70 per share (the "2024 Class A Repurchases" and together with the 2025 Class A Repurchases, the "Class A Repurchases"), and in connection therewith, we cancelled a corresponding number of OpCo Units. When combining the Class A Repurchases with the 2024 Equity Transactions, the remaining amount under the authorized plan is approximately $86.0 million as of September 30, 2025.

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

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which as of September 30, 2025 was wholly owned by Crescent, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management

Agreement (as defined within NOTE 11 – Related Party Transactions). Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 7 – Debt.

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

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$3,531	$136,151
Restricted cash – current	5,346	30,089
Restricted cash – noncurrent	14,574	11,830
Total cash, cash equivalents and restricted cash	$23,451	$178,070

Redeemable Noncontrolling Interests

Pursuant to the OpCo LLC Agreement, holders of OpCo Units, other than the Company, may redeem all or a portion of their OpCo Units for either (a) shares of Class A Common Stock or (b) at the election of the Company, an approximately equivalent amount of cash as determined pursuant to the terms of the OpCo LLC Agreement. In connection with such redemption, a corresponding number of shares of Class B Common Stock will be cancelled. The cash redemption election is not considered to be within the control of the Company because the holders of Class B Common Stock and their affiliates control the Company through direct representation on the Board of Directors. As a result, we present the noncontrolling interests in OpCo as redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interests are recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to Additional paid-in capital. The cash redemption amount for OpCo Units for this purpose is based on the 10-day volume-weighted average closing price of Class A Common Stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to Additional paid-in capital. Following the 2025 Class A Redemption and the Corporate Simplification, the Company is the sole holder of all outstanding OpCo Units.

For the nine months ended September 30, 2025, the 2025 Class A Redemption and the Corporate Simplification reduced the number of shares of our Class B Common Stock by 65.9 million shares, and we reclassified $1,210.8 million from Redeemable noncontrolling interests to Additional paid-in capital as a result of the transfer of additional OpCo Units to Crescent as a result of such transactions.

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

From December 31, 2024 through September 30, 2025, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of December 31, 2024	$1,228,329
Net (loss) income attributable to redeemable noncontrolling interests	6,072
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(7,648)
Accrued OpCo cash distribution initiated by Manager Compensation	(4,242)
Equity-based compensation	6,635
Change in redeemable noncontrolling interests associated with the Ridgemar Acquisition	(26,359)
Change in redeemable noncontrolling interests associated with the March 2025 Class A Redemption	(34,096)
Balance as of March 31, 2025	$1,168,691
Net (loss) income attributable to redeemable noncontrolling interests	7,978
Change in redeemable noncontrolling interests associated with the Corporate Simplification	(1,176,669)
Balance as of September 30, 2025	$—

Income Taxes

Crescent is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three and nine months ended September 30, 2025, we recognized income tax benefit of $4.0 million and income tax expense of $39.6 million for an effective tax rate of 28.2% and 20.0%, respectively. For the three and nine months ended September 30, 2024, we recognized income tax benefit of $1.6 million and income tax expense of $5.7 million for an effective tax rate of 22.7% and 15.0%, respectively. Historically, our effective tax rate has been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the three months ended September 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025. In addition to increasing our effective tax rate, the Corporate Simplification and the 2025 Class A Redemption increased our Deferred tax liability by $136.9 million with an offsetting decrease in Additional paid-in capital.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA is a significant piece of tax legislation that includes provisions that permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024 and restore 100% bonus depreciation under section 168(k) for property acquired and placed in service after January 19, 2025, deferring the recognition of a significant portion of current federal tax for multiple years.

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

As of September 30, 2025 and December 31, 2024, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$228,495	$106,508
Income tax payments (refunds)	8,847	1,656
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$164,045	$182,308
Equity consideration for acquisitions	82,145	611,423
Right-of-use assets obtained in exchange for leases	13,669	61,515
NOTE 3 – Acquisitions and Divestitures

Acquisitions

Vital Energy Merger

In August 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vital Energy, Inc., a Delaware corporation ("Vital"), pursuant to which we agreed to acquire Vital in an all-equity transaction through a series of mergers (collectively, the "Vital Energy Merger"). Subject to the terms and conditions of the Merger Agreement, each share of Vital's common stock, par value $0.01 per share ("Vital Common Stock") issued and outstanding immediately prior to the merger close date, will be converted into the right to receive 1.9062 shares of Crescent Class A Common Stock. The Vital Energy Merger will be accounted for using the acquisition method of accounting for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("ASC 805"), with Crescent being identified as the acquirer for accounting purposes. This Quarterly Report is filed before the completion of the Vital Energy Merger, and information set forth herein only relates to the results of operations for Crescent for the quarter and year-to-date periods ended September 30, 2025 and 2024 and does not include any operational or financial information for Vital for such periods.

Ridgemar Acquisition

On December 3, 2024, we entered into the Membership Interest Purchase Agreement (the “Ridgemar Acquisition Agreement”) pursuant to which we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”). On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC ("Ridgemar") for $807.2 million in cash and 5.5 million shares of our Class A Common Stock (the "Ridgemar Acquisition"). In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027 (collectively, the "Ridgemar Contingent Consideration”). We accounted for the Ridgemar Acquisition as an asset acquisition.

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

During 2024, we reorganized our business, primarily as a result of the SilverBow Merger, which included one-time termination costs and exit costs for the closure of one of our offices. We expect the total amount of one-time employee termination benefits incurred to be $11.4 million and lease termination and other costs of $5.5 million, all of which was recognized on the condensed consolidated statements of operations during the second half of 2024. The following is a reconciliation of our restructuring liability, which is included within Accounts payable and accrued liabilities on the condensed consolidated balance sheets.

	One-time employee termination benefits	Lease termination and other costs	Total
	(in thousands)
December 31, 2024	$4,902	$—	$4,902
Costs incurred and charged to expense	—	—	—
Costs paid	(3,246)	—	(3,246)
September 30, 2025	$1,656	$—	$1,656

Other Acquisitions

Webb Gas Acquisition

In January 2025, we acquired additional interests in Crescent operated oil and gas properties located in Webb County, Texas from unaffiliated third parties for aggregate consideration of approximately $21.2 million, subject to customary post closing adjustments.

Minerals Acquisition

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, subject to customary purchase price adjustments. The Minerals Acquisition consideration transferred is inclusive of customary post closing adjustments of $4.4 million which are recorded in Accounts receivable, net on the condensed consolidated balance sheets as of September 30, 2025. The purchase price was funded using borrowings from our Revolving Credit Facility.

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

Pro Forma Financial Information

The following table summarizes our unaudited pro forma financial information for the nine months ended September 30, 2024 as if the SilverBow Merger and Central Eagle Ford Acquisition each occurred on January 1, 2024 (unaudited):

Nine Months Ended September 30, 2024
(in thousands)
Revenues	$2,707,131
Net income	112,419

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our acquisitions during 2025 and 2024 that impact the periods presented:

	Asset Acquisitions				Business Combinations
	Minerals Acquisition	Ridgemar Acquisition	Webb Gas Acquisition	Eagle Ford Minerals Acquisition	SilverBow Merger	Central Eagle Ford Acquisition
		(in thousands)
Consideration transferred:
Cash consideration:
Cash	$67,369	$807,247	$21,204	$25,000	$358,092	$156,031
Settlement of SilverBow Equity Awards in cash		—		—	18,858	—
Equity consideration:
Fair value of Class A Common Stock issued	—	82,145	—	—	595,294	—
Settlement of SilverBow Equity Awards in Class A Common Stock	—	—	—	—	16,129	—
Fair value of contingent earn-out consideration	—	51,746	—	—	—	—
Transaction costs capitalized	490	18,484	—	—	—	—
Total	$67,859	$959,622	$21,204	$25,000	$988,373	$156,031
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$—	$5,200	$—
Accounts receivable, net	—	1,150	—	—	135,210	—
Derivative assets – current	—	—	—	—	100,601	—
Prepaid expenses	—	—	—	—	6,154	—
Other current assets	—	—	—	—	945	—
Oil and natural gas properties - proved	57,200	988,758	21,204	12,865	1,985,363	144,085
Oil and natural gas properties - unproved	11,044	—	—	12,135	229,459	—
Field and other property and equipment	—	3,240	—	—	4,586	17,848
Derivative assets – noncurrent	—	—	—	—	37,870	—
Other assets	—	—	—	—	25,199	—
Accounts payable and accrued liabilities	(385)	(9,565)	—	—	(198,831)	(1,212)
Acquired deferred acquisition consideration	—	—	—	—	(76,550)	—
Other current liabilities	—	(573)	—	—	(10,029)	—
Short-term debt	—	—	—	—	(37,500)	—
Long-term debt	—	—	—	—	(1,103,125)	—
Deferred tax liability	—	—	—	—	(79,070)	—
Asset retirement obligations	—	(22,855)	—	—	(25,683)	(4,690)
Other liabilities	—	(533)	—	—	(11,426)	—
Net assets acquired	$67,859	$959,622	$21,204	$25,000	$988,373	$156,031

Divestitures

During 2025, we have entered into agreements with certain unrelated third-party buyers to sell non-core assets as part of our previously announced non-core asset divestiture program for total consideration in excess of $800.0 million, subject to customary purchase price adjustments and transaction costs. Through September 30, 2025, we have received $114.8 million in cash proceeds and expect to receive the remaining proceeds during the fourth quarter of 2025 upon the closing of the remaining transactions. Certain of these transactions, which are expected to close in the fourth quarter, met the criteria of held for sale as of September 30, 2025. In connection with transactions classified as held for sale, we performed an assessment of the fair value of the associated net assets and liabilities and determined certain of those assets were impaired. During the three and nine months ended September 30, 2025, we recorded impairment expense of $73.5 million and $122.2 million, respectively, to write down the carrying value of the associated oil and natural gas properties to the estimated transaction price less cost to sell. In addition, we recorded a loss of $1.6 million and a gain of $11.1 million on the sale of such assets for the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2024, we sold non-core assets to unrelated third-party buyers for $29.7 million in aggregate net cash proceeds and recorded a gain on the sale of assets of $19.4 million.

The table below summarizes the balance sheet information associated with assets and liabilities held for sale related to the transactions as of the balance sheet date.

September 30, 2025
(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$15,795
Derivative assets – current	1,725
Total current assets	17,520
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	1,637,424
Oil and natural gas properties at cost, successful efforts method	1,637,424
Field and other property and equipment, at cost	94,291
Total property, plant and equipment	1,731,715
Less: accumulated depreciation, depletion, amortization and impairment	(1,198,622)
Property, plant and equipment, net	533,093
Derivative assets – noncurrent	1,575
Investments in equity affiliates	5,423
TOTAL ASSETS	$557,611
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$(8,835)
Other current liabilities	(4,487)
Total current liabilities	(13,322)
Asset retirement obligations	(172,252)
Total liabilities	$(185,574)
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

As of September 30, 2025, our commodity derivative instruments consisted of fixed price and basis swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of September 30, 2025:

Production Period	Volumes	Weighted Average Fixed Price
(in thousands)
Crude oil swaps – WTI (Bbls):
2025	3,855	$69.72
2026	8,529	$66.72
2026 (1)	2,738	$76.31
2026 (2)	368	$67.03
2027 (3)	3,650	$75.00
Crude oil two-way collars – WTI (Bbls):
2025	1,472	$62.03	-	$78.24
2026	3,275	$60.33	-	$70.16
2026 (4)	730	$65.00	-	$76.00
Crude oil three-way collars – WTI (Bbls):
2026	1,643	$48.00	-	$60.00	-	$72.00
Crude oil two-way collars – Brent (Bbls):
2025	92	$65.00	-	$91.61
2026	183	$60.00	-	$82.00
Natural gas swaps (MMBtu):
2025	18,744	$4.16
2026	98,320	$4.05
2027 (5)	18,250	$4.19
Natural gas two-way collars (MMBtu):
2025	20,932	$3.17	-	$5.69
2026	46,180	$3.08	-	$4.79
NGL swaps (Bbls):
2025	368	$23.88
Crude oil basis swaps (Bbls):
2025	4,232	$1.62
2026	10,036	$1.58
Natural gas basis swaps (MMBtu):
2025	29,480	$(0.30)
2026	114,910	$(0.42)
2027	76,650	$(0.31)
Calendar Month Average roll swaps (Bbls):
2025	5,152	$0.43
2026	1,825	$0.20

(1)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2025.
(2)     Represents outstanding crude oil swap options exercisable by the counterparty until June 2026.
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

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association ("ISDA") master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts and contingent earn-out consideration as of September 30, 2025 and December 31, 2024:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
September 30, 2025
Assets:
Derivative assets – current	$145,646	$(38,961)	$106,685
Derivative assets – noncurrent	24,718	(22,066)	2,652
Total assets	$170,364	$(61,027)	$109,337
Liabilities:
Derivative liabilities – current	$(45,680)	$38,961	$(6,719)
Other current liabilities	(18,000)	—	(18,000)
Derivative liabilities – noncurrent	(35,855)	22,066	(13,789)
Other liabilities	(20,409)	—	(20,409)
Total liabilities	$(119,944)	$61,027	$(58,917)

December 31, 2024
Assets:
Derivative assets – current	$95,484	$(42,211)	$53,273
Derivative assets – noncurrent	25,287	(18,603)	6,684
Total assets	$120,771	$(60,814)	$59,957
Liabilities:
Derivative liabilities – current	$(44,909)	$42,211	$(2,698)
Derivative liabilities – noncurrent	(56,335)	18,603	(37,732)
Total liabilities	$(101,244)	$60,814	$(40,430)

See NOTE 5 – Fair Value Measurements for more information.

The amounts of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$17,667	$(17,898)	$40,707	$(113,024)
Realized gain (loss) on natural gas positions	4,036	22,995	(8,067)	69,901
Realized gain (loss) on NGL positions	140	112	(1,602)	112
Total realized gain (loss) on derivatives	21,843	5,209	31,038	(43,011)
Unrealized gain (loss) on commodity derivatives	31,384	91,672	118,882	38,422
Unrealized gain (loss) on contingent earn-out consideration	2,475	—	13,339	—
Total unrealized gain (loss) on derivatives	33,859	91,672	132,221	38,422
Gain (loss) on derivatives	$55,702	$96,881	$163,259	$(4,589)
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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2025
Financial assets:
Derivative assets	$—	$170,364	$—	$170,364
Financial liabilities:
Derivative liabilities	$—	$(81,535)	$—	$(81,535)
Contingent earn-out consideration	—	(38,409)	—	(38,409)

December 31, 2024
Financial assets:
Derivative assets	$—	$120,771	$—	$120,771
Financial liabilities:
Derivative liabilities	$—	$(101,244)	$—	$(101,244)

Non-Recurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis. We utilize fair value measurements on a non-recurring basis to value our oil and natural gas properties when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. When a triggering event is identified, we compare the carrying amount of our oil and natural gas properties to the estimated undiscounted cash flows our oil and natural gas properties will generate to determine if the carrying amount is recoverable. We perform this analysis on an asset pool basis. If the carrying amount exceeds the estimated undiscounted cash flows, we will write-down the carrying amount of the oil and natural gas properties to fair value. The Level 3 inputs used to determine such fair value are primarily based upon internally developed cash flow models and estimated net proceeds upon the potential sale of an asset pool. Significant Level 3 assumptions associated with discounted cash flows include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, and discount rates commensurate with the risk associated with realizing the projected cash flows.

We also perform a separate impairment analysis when certain assets are classified as held for sale. The analysis is based on the agreed-upon proceeds less costs to sell, a Level 2 fair value measurement. For assets classified as held for sale during the three and nine months ended September 30, 2025, the carrying value of the net assets to be divested exceeded the fair value implied by the expected net proceeds, resulting in an impairment of $73.5 million and $122.2 million, respectively, to our proved oil and natural gas properties. See NOTE 3 – Acquisitions and Divestitures.

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also approximates fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes (as defined herein) as of September 30, 2025 and December 31, 2024 was approximately $3,197.6 million and $3,113.8 million, respectively, based on quoted market prices or Level 1 inputs.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$107,062	$56,323
Accrued lease and asset operating expense	116,093	76,990
Accrued capital expenditures	144,007	171,365
Accrued general and administrative expense	28,508	15,044
Accrued gathering, transportation and marketing expense	70,685	76,477
Accrued revenue and royalties payable	175,560	192,884
Accrued interest expense	76,895	98,343
Accrued severance taxes	25,575	36,135
Other	17,751	16,891
Total accounts payable and accrued liabilities	$762,136	$740,452
NOTE 7 – Debt

Senior Notes

Tender Offer and Redemption of 2028 Notes

In June 2025, we commenced a cash tender offer (the "Tender Offer") to purchase a portion of our outstanding 9.250% Senior Notes due 2028 (the "2028 Notes"), pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date, subsequent to our balance sheet date. In addition to the Tender Offer, we elected to redeem (the “2028 Notes Redemption”) an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and incurred a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the three and nine months ended September 30, 2025.

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% senior notes due 2034 (the "2034 Notes") at par (the “2034 Notes Offering”). The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer, the 2028 Notes Redemption and to repay a portion of our outstanding balance under our Revolving Credit Facility.

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

At September 30, 2025, we had aggregate principal amounts outstanding of (i) $0.5 billion of the 2028 Notes, (ii) $1.1 billion of 7.625% senior notes due 2032 (the "2032 Notes"), (iii) $1.0 billion of 7.375% senior notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the 2032 Notes and the 2034 Notes, the "Senior Notes") and (iv) $0.6 billion of the 2034 Notes.

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

At September 30, 2025, we had $72.0 million of borrowings and $17.9 million in letters of credit outstanding under the Revolving Credit Facility.

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

In October 2025, in connection with the borrowing base redetermination of our Revolving Credit Facility, we entered into the Thirteenth Amendment (the “Credit Agreement Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the Credit Agreement Amendment provides for (i) an automatic $1.3 billion increase in the borrowing base from $2.6 billion to $3.9 billion, effective upon the consummation Vital Energy Merger, subject to the satisfaction of certain conditions, (ii) an extension of the maturity date for any revolving loans to October 22, 2030 from April 10, 2029, (iii) a reduction in the applicable margin, so that loans under the Credit Agreement will be priced based on the Secured Overnight Financing Rate (SOFR) plus 1.75% to 2.75% , a reduction of 0.25%, and (iv) an increase in the aggregate maximum credit amount under Crescent’s credit facility from $3.0 billion to $6.0 billion. The Credit Agreement Amendment maintains the aggregate elected commitments at $2.0 billion.

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for unused revolving commitments at September 30, 2025 is 0.375% per year and fees incurred are included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of September 30, 2025 was 6.99%. We had no borrowing outstanding under the Revolving Credit Facility at December 31, 2024.

Covenants

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to a (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and change of control. If an event of default occurs and we are unable to cure such default, the lenders will be able to accelerate maturity and exercise other rights and remedies.

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At September 30, 2025 and December 31, 2024, we had letters of credit outstanding of $17.9 million and $21.2 million, respectively, which reduce the amount available to borrow under our Revolving Credit Facility.

Total Debt Outstanding

The following table summarizes our debt balances as of September 30, 2025 and December 31, 2024:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
September 30, 2025
Revolving Credit Facility	$72,000	$17,914	$2,600,000	4/10/2029
9.250% Senior Notes due 2028	500,000	—	—	2/15/2028
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
8.375% Senior Notes due 2034	600,000	—	—	1/15/2034
Less: Unamortized discount, premium and issuance costs	(50,591)
Total long-term debt	$3,221,409

December 31, 2024
Revolving Credit Facility	$—	$21,186	$2,600,000	4/10/2029
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
Less: Unamortized discount, premium and issuance costs	(50,745)
Total long-term debt	$3,049,255
NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the nine months ended September 30, 2025:

As of September 30, 2025
(in thousands)
Balance at beginning of period	$486,168
Additions (1)	25,687
Retirements	(10,415)
Sale	(23,131)
Accretion expense	26,547
Balance at end of period	504,856
Less: current portion	(21,294)
Balance at end of period, noncurrent portion	$483,562

(1)     For the nine months ended September 30, 2025, our ARO additions primarily related to oil and natural gas properties acquired in the Ridgemar Acquisition. See NOTE 3 – Acquisitions and Divestitures for additional information.
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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local regulations. Accordingly, no significant liability or loss associated with environmental remediation was recognized as of September 30, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-based compensation expense (income):	(in thousands)
Liability-classified profits interest awards	$322	$1,699	$1,035	$2,731
Equity-classified profits interest awards	197	(8,744)	584	(8,521)
Equity-classified LTIP RSU awards	912	929	2,725	2,070
Equity-classified LTIP PSU awards	205	160	643	478
Equity-classified Manager PSUs	22,474	84,631	139,329	132,382
SilverBow Merger awards	—	9,908	—	9,908
Total equity-based compensation expense (income)	$24,110	$88,583	$144,316	$139,048
Tax benefit related to equity-based compensation awards	$47	$—	$652	$851

Our incentive compensation awards may contain certain service-based, performance-based, and market-based vesting conditions, which are further discussed below.

Equity-classified LTIP RSU Awards

During the three and nine months ended September 30, 2025, we granted 0.1 million and 0.9 million, respectively, equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. For the three and nine months ended September 30, 2025, the weighted average grant date fair value of the LTIP RSUs was $9.54 and $10.91, respectively. The LTIP RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on our condensed consolidated balance sheets. In addition, during the three and nine months ended September 30, 2025, we had 0.1 million and 0.2 million LTIP RSUs that vested, respectively.

Equity-classified Manager PSU Awards

During the three and nine months ended September 30, 2025, in conjunction with the 2025 Class A Redemption, the closing of the Ridgemar Acquisition, our Class A Repurchases, the Corporate Simplification and LTIP RSU vesting, the number of shares of our Class A Common Stock increased less than 0.1 million and 67.6 million, respectively. As a result, the number of equity-

classified PSU target shares of Class A Common Stock related to the award of PSUs granted to the Manager under the Crescent Energy Company 2021 Manager Incentive Plan (referred to herein as the Incentive Compensation) increased by approximately 5.4 million shares for the nine months ended September 30, 2025. We accounted for this increase as a change in estimate and recognized additional expense of $77.9 million for the nine months ended September 30, 2025. See NOTE 1 – Organization and Basis of Presentation for more information on the 2025 Class A Redemption and NOTE 3 – Acquisitions and Divestitures for more information on the Ridgemar Acquisition. For more information on the Incentive Compensation, including the performance-based vesting criteria applicable thereto, see NOTE 11 – Related Party Transactions - Management Agreement.

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

During the three and nine months ended September 30, 2025, we recorded general and administrative expense of $17.4 million and $47.9 million, respectively, related to the Manager Compensation and concurrently made cash distributions of $8.8 million during the nine months ended September 30, 2025 to our redeemable noncontrolling interests. After the Corporate Simplification, there are no longer any outstanding redeemable noncontrolling interests in OpCo, and as such, we will no longer make cash distributions to the holders of redeemable noncontrolling interests. During the three and nine months ended September 30, 2024, we recorded general and administrative expense of $11.5 million and $28.4 million, respectively, and made cash distributions of $5.6 million and $17.6 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. At both September 30, 2025 and December 31, 2024, we had $17.4 million included within Accounts payable – affiliates on the consolidated balance sheets associated with the Management Agreement.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. Performance goals are evaluated on absolute stock price performance and relative stock price performance versus a set of our peers and there is no vesting based solely on time. The certification of the Company's level of achievement with respect to the first three-year-performance period under the Incentive Compensation is in process and is expected to be completed in 2025. Based on the level of achievement with respect to the performance goals applicable to such tranche, the Manager is entitled to the settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled so long as the Manager continuously provides services to us through the end of the performance period applicable to a tranche. During the three and nine months ended September 30, 2025, we recorded non-cash general and administrative expense of $22.5 million and $139.3 million, respectively, related to Incentive Compensation. During the three and nine months ended September 30,

2024, we recorded general and administrative expense of $84.6 million and $132.4 million, respectively, related to Incentive Compensation. See NOTE 10 – Equity-Based Compensation Awards for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a quarterly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of September 30, 2025 and December 31, 2024, we had a related party receivable of $1.2 million and $4.3 million, respectively, included within Accounts receivable – affiliates and a related party payable of $7.9 million and $1.2 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC ("KCM")

We may engage KCM, an affiliate of KKR Group, for capital market transactions primarily including notes offerings and equity offerings. In July 2025, in connection with 2034 Notes offering, we paid $1.5 million in fees to KCM. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Amounts paid to KCM	$1,451	$596	$1,451	$4,300

Other Transactions

In March 2024, OpCo repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P. for $22.7 million. Refer to further discussion in NOTE 1 – Organization and Basis of Presentation.

During the three and nine months ended September 30, 2025, we made cash distributions of $0.6 million and $8.4 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. During the three and nine months ended September 30, 2024, we made cash distributions of $8.1 million and $24.4 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. As a result of the Corporate Simplification, such pro rata distributions were eliminated.

In addition, during the three and nine months ended September 30, 2025, we reimbursed KKR $0.6 million and $2.4 million, respectively, for costs incurred on our behalf. During the nine months ended September 30, 2024, we reimbursed KKR $1.4 million for costs incurred on our behalf.

At December 31, 2024, we had $0.7 million accrued within Accounts payable - affiliates on the consolidated balance sheet for reimbursable costs and distributions to our redeemable noncontrolling interests for their pro rata share of taxes that was subsequently paid during the nine months ended September 30, 2025.
Board of Directors

We have a ten-year office lease with an affiliate of Crescent Real Estate LLC. John C. Goff, the Chairman of our Board of Directors, is affiliated with Crescent Real Estate LLC. The terms of the lease provide for annual base rent of $0.4 million increasing to $0.5 million over the life of the agreement.

We may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to producing assets held by Chama, an Investment in equity affiliates on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, we funded $3.2 million and $5.2 million, respectively, to Chama associated with the plugging and abandonment costs.
NOTE 12 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends. Shares of Class B Common Stock do not participate in dividends or undistributed earnings, but receive pro rata distributions from OpCo through their ownership of OpCo Units. After the Corporate Simplification, there are no Class B Common Stock outstanding. We apply the two-class method for purposes of calculating earnings per share (“EPS”). The two-class method determines earnings per share of Common Stock and participating securities according to dividends or dividend equivalents declared during the period and each security's respective participation rights in undistributed earnings and losses. Net income (loss) per share - diluted excludes the effect of 2.4 million and 2.7 million of RSUs and PSUs, respectively, for the three months ended September 30, 2025 and September 30, 2024 that were not included in the computation of earnings per share because to do so would have been antidilutive to our net loss.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$(10,269)	$(5,579)	$158,143	$32,262
Less: net (income) loss attributable to noncontrolling interests	762	765	(2,526)	(916)
Less: net (income) loss attributable to redeemable noncontrolling interests	—	(5,131)	(14,050)	(27,912)
Net income (loss) attributable to Crescent Energy - basic	(9,507)	(9,945)	141,567	3,434
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	—	—	(6)	18
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	—	—	(307)	128
Net income (loss) attributable to Crescent Energy - diluted	$(9,507)	$(9,945)	$141,254	$3,580
Denominator:
Weighted-average Class A Common Stock outstanding - basic	254,620,530	146,619,546	233,261,317	117,748,940
Add: dilutive effect of RSUs	—	—	159,281	241,265
Add: dilutive effect of PSUs	—	—	2,608,437	1,606,508
Weighted-average Class A Common Stock outstanding – diluted	254,620,530	146,619,546	236,029,035	119,596,713
Weighted-average Class B Common Stock outstanding – basic and diluted	—	65,948,124	22,206,616	72,053,963
Net income (loss) per share:
Class A Common Stock – basic	$(0.04)	$(0.07)	$0.61	$0.03
Class A Common Stock – diluted	$(0.04)	$(0.07)	$0.60	$0.03
Class B Common Stock – basic and diluted	$—	$—	$—	$—

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

The table below provides information about the Company’s single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$866,579	$744,874	$2,714,735	$2,055,630
Less:
Lease operating expense	163,705	129,546	485,450	382,688
Workover expense	23,105	15,347	58,486	45,230
Asset operating expense	23,420	23,771	74,144	82,020
Gathering, transportation and marketing	93,427	89,405	304,789	224,825
Production and other taxes	55,430	43,171	170,917	106,759
Depreciation, depletion and amortization	298,450	251,498	878,079	640,444
Impairment of oil and natural gas properties	73,527	—	122,159	—
Midstream and other operating expense	27,796	25,304	86,639	82,829
General and administrative expense excluding equity-based compensation	50,165	71,094	111,341	110,484
Equity-based compensation expense	24,110	88,583	144,316	139,048
Interest expense	72,629	61,840	221,029	146,885
Other segment items	(28,916)	(49,106)	(100,757)	62,156
Net income (loss)	$(10,269)	$(5,579)	$158,143	$32,262

Total development of oil and natural gas properties	$204,778	$211,215	$677,031	$524,618

Other segment items include Exploration expense, Gain (loss) on derivatives, (Gain) loss on sale of assets and Loss from extinguishment of debt from our condensed consolidated statements of operations.
NOTE 14 – Subsequent Events

Dividend

On November 3, 2025, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2025. The quarterly dividend is payable on December 1, 2025 to shareholders of record as of the close of business on November 17, 2025.

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

Item 2. Management’s discussion and analysis of financial condition and results of operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Annual Report"), our Quarterly Report on Form 10-Q for the period ended March 31, 2025 and June 30, 2025, as well as our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and nine months ended September 30, 2025 and 2024. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” "Crescent" and the “Company” or similar expressions refer to Crescent Energy Company and its subsidiaries.

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

Vital Energy Merger

In August 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vital Energy, Inc., a Delaware corporation ("Vital"), pursuant to which we agreed to acquire Vital in an all-equity transaction through a series of mergers (collectively, the "Vital Energy Merger"). See NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report for more information. This Quarterly Report is filed before the completion of the Vital Energy Merger, and information set forth herein only relates to the results of operations for Crescent for the quarter and year-to-date periods ended September 30, 2025 and 2024 and does not include any operational or financial information for Vital for such periods.

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

During the three and nine months ended September 30, 2025, we recorded impairment expense of $73.5 million and $122.2 million, respectively, related to oil and natural gas properties. See NOTE 5 – Fair Value Measurements to the unaudited financial statements included in Part I. Item 1. Financial Statements. Certain of our conventional proved oil and natural gas properties in Oklahoma, which have a carrying value of $276.3 million, have limited cushion between their carrying value and estimated undiscounted cash flows at the current forward commodity price curve as of September 30, 2025. A further decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for these assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate has remained relatively stable through 2024 and 2025, after an extended period of elevation. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Recently announced tariffs and any further tariffs may also increase our operating costs. Sustained levels of inflation and certain other market pressures have caused the U.S. Federal Reserve and other central banks to increase interest rates in 2022 and 2023. Although the U.S. Federal Reserve made cuts to benchmark interest rates in 2024 and recently in September 2025, there is no guarantee that additional cuts will occur. Although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated interest rates and inflation remain, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, any subsequent monetary policy changes, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Risks related to the oil and natural gas industry—Inflationary issues and associated changes in monetary policy previously have resulted in and such issues, as well as certain proposed tariffs, may in the future result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise" in our Annual Report.

Capital market transactions

2025 Senior Notes Offerings

Tender Offer and Redemption of 2028 Notes

In June 2025, we commenced a cash tender offer (the "Tender Offer") to purchase a portion of our outstanding 9.250% Senior Notes due 2028 (the "2028 Notes"), pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date, subsequent to our balance sheet date. In addition to the Tender Offer, we elected to redeem (the “2028 Notes Redemption”) an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and incurred a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the three and nine months ended September 30, 2025.

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% senior notes due 2034 (the "2034 Notes") at par (the “2034 Notes Offering”). The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July

15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer, the 2028 Notes Redemption and to repay a portion of our outstanding balance under our Revolving Credit Facility.

Revolving Credit Facility

In October 2025, in connection with the borrowing base redetermination of our Revolving Credit Facility, we entered into the Thirteenth Amendment (the “Credit Agreement Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the Credit Agreement Amendment provides for (i) an automatic $1.3 billion increase in the borrowing base from $2.6 billion to $3.9 billion, effective upon the consummation Vital Energy Merger, subject to the satisfaction of certain conditions, (ii) an extension of the maturity date for any revolving loans to October 22, 2030 from April 10, 2029, (iii) a reduction in the applicable margin, so that loans under the Credit Agreement will be priced based on the Secured Overnight Financing Rate (SOFR) plus 1.75% to 2.75% , a reduction of 0.25%, and (iv) an increase in the aggregate maximum credit amount under Crescent’s credit facility from $3.0 billion to $6.0 billion. The Credit Agreement Amendment maintains the aggregate elected commitments at $2.0 billion.

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

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2025 Class A Redemption"). The shares of Class A Common Stock were sold by Independence Energy Aggregator L.P. at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the March 2025 Class A Redemption.

Share repurchase program

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Such repurchases may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities. During 2024, we utilized $30.5 million to repurchase a combination of Class A Common Stock and OpCo Units. During the nine months ended September 30, 2025, we repurchased 4.1 million shares of our Class A Common Stock for $33.5 million, at an average price of $8.21 per share. When combining the Class A Repurchases with the 2024 Equity Transactions, the remaining amount under the authorized plan is approximately $86.0 million as of September 30, 2025.

Acquisitions and divestitures

Acquisitions

Ridgemar Acquisition

On December 3, 2024, we entered into the Membership Interest Purchase Agreement (the “Ridgemar Acquisition Agreement”) pursuant to which we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”). On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC ("Ridgemar") for $807.2 million in cash and 5.5 million shares of our Class A Common Stock (the "Ridgemar Acquisition"). In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027 (collectively, the "Ridgemar Contingent Consideration”). We accounted for the Ridgemar Acquisition as an asset acquisition.

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

Other Acquisitions

In January 2025, we acquired additional interests in Crescent operated oil and gas properties located in Webb County, Texas from unaffiliated third parties for aggregate consideration of approximately $21.2 million, subject to customary post closing adjustments.

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, subject to customary purchase price adjustments. The Minerals Acquisition consideration transferred is inclusive of customary post closing adjustments of $4.4 million which are recorded in Accounts receivable, net on the condensed consolidated balance sheets as of September 30, 2025. The purchase price was funded using borrowings from our Revolving Credit Facility.

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

Divestitures

During 2025, we have entered into agreements with certain unrelated third-party buyers to sell non-core assets as part of our previously announced non-core asset divestiture program for total consideration in excess of $800.0 million, subject to customary purchase price adjustments and transaction costs. Through September 30, 2025, we have received $114.8 million in cash proceeds and expect to receive the remaining proceeds during the fourth quarter of 2025 upon the closing of the remaining transactions. Certain of these transactions, which are expected to close in the fourth quarter, met the criteria of held for sale as of September 30, 2025. In connection with transactions classified as held for sale, we performed an assessment of the fair value of the associated net assets and liabilities and determined certain of those assets were impaired. During the three and nine months ended September 30, 2025, we recorded impairment expense of $73.5 million and $122.2 million, respectively, to write down the carrying value of the associated oil and natural gas properties to the estimated transaction price less cost to sell. In addition, we recorded a loss of $1.6 million and a gain of $11.1 million on the sale of such assets for the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2024, we sold non-core assets to unrelated third-party buyers for $29.7 million in aggregate net cash proceeds and recorded a gain on the sale of assets of $19.4 million.

Income Taxes

Crescent is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. Historically, our effective tax rate has been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the three months ended September 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025. In addition to increasing our effective tax rate, the Corporate Simplification and the 2025 Class A Redemption increased our Deferred tax liability by $136.9 million with an offsetting decrease in Additional paid-in capital.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA is a significant piece of tax legislation that includes provisions that permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024 and restore 100% bonus depreciation under section 168(k) for property acquired and placed in service after January 19, 2025, deferring the recognition of a significant portion of current federal tax for multiple years.

Stewardship

We seek to improve the assets we own and acquire to deliver enhanced financial returns, operations and stewardship. We believe that being a responsible operator will produce better outcomes, creating a net benefit for society and the environment, while delivering attractive returns for our investors. We view exceptional sustainability performance as an opportunity to differentiate Crescent from its peers, mitigate risks and strengthen operational performance as well as benefit our stakeholders and the communities in which we operate.

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

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. Performance goals are evaluated on absolute stock price performance and relative stock price performance versus a set of our peers and there is no vesting based solely on time. The certification of the Company's level of achievement with respect to the first three-year-performance period under the Incentive Compensation is in process and is expected to be completed in 2025. Based on the level of achievement with respect to the performance goals applicable to such tranche, the Manager is entitled to the settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled so long as the Manager continuously provides services to us through the end of the performance period applicable to a tranche. Accordingly, as our Class A Common Stock share count increases, the number of equity-classified Manager PSU target Class A Shares granted under the Crescent Energy Company 2021 Manager Incentive Plan increases.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil	72%	77%	70%	78%
Natural gas	17%	11%	19%	11%
NGLs	11%	12%	11%	11%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues, as well as revenue associated with crude oil blending, comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 5% or less of our total revenues for the three and nine months ended September 30, 2025 and 2024.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil (MBbls)	9,455	7,927	28,417	20,932
Natural gas (MMcf)	58,026	50,935	175,552	121,502
NGLs (MBbls)	4,109	3,708	12,685	9,001
Total (MBoe)	23,235	20,124	70,361	50,183
Daily average (MBoe/d)	253	219	258	183

Total sales volume increased 3,111 MBoe and increased 20,178 MBoe during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The increase for the three and nine months ended September 30, 2025 was primarily due to the SilverBow Merger and the Ridgemar Acquisition.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, either as a result of the geopolitical events, such as Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, and the Israel-Hamas conflict and the broader conflict in the Middle East, including with Iran, actions taken by OPEC, sustained elevated inflation, U.S. trade policy and the imposition of tariffs and increased U.S. drilling activity or otherwise. Uncertainty persists regarding OPEC’s actions, overall U.S. drilling activity, the imposition of increased tariffs and resulting consequences, inflation and the armed conflicts in Ukraine and the Middle East. Additionally, market concern regarding a potential recession, among other factors, contributes to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil	60%	76%	58%	67%
Natural gas	57%	55%	58%	47%
NGLs	9%	9%	9%	4%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil (Bbl):
Average NYMEX	$64.93	$75.10	$66.70	$77.54
Realized price (excluding derivative settlements)	63.07	69.19	63.99	72.71
Realized price (including derivative settlements) (1)	64.93	66.93	65.42	67.31
Natural Gas (Mcf):
Average NYMEX	$3.07	$2.16	$3.39	$2.10
Realized price (excluding derivative settlements)	2.49	1.55	2.80	1.73
Realized price (including derivative settlements) (1)	2.56	2.00	2.75	2.30
NGLs (Bbl):
Realized price (excluding derivative settlements)	$22.53	$23.53	$23.52	$24.56
Realized price (including derivative settlements) (1)	22.57	23.56	23.39	24.58

(1)     The realized price presented above does not include $14.7 million or $49.6 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and nine months ended September 30, 2025, respectively, and does not include $26.3 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and nine months ended September 30, 2024.

Results of operations:

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues (in thousands):
Oil	$596,288	$548,430	$47,858	9%
Natural gas	144,462	78,790	65,672	83%
Natural gas liquids	92,589	87,253	5,336	6%
Midstream and other	33,240	30,401	2,839	9%
Total revenues	$866,579	$744,874	$121,705	16%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$63.07	$69.19	$(6.12)	(9)%
Natural gas ($/Mcf)	2.49	1.55	0.94	61%
NGLs ($/Bbl)	22.53	23.53	(1.00)	(4)%
Total ($/Boe)	35.87	35.50	0.37	1%
Net sales volumes:
Oil (MBbls)	9,455	7,927	1,528	19%
Natural gas (MMcf)	58,026	50,935	7,091	14%
NGLs (MBbls)	4,109	3,708	401	11%
Total (MBoe)	23,235	20,124	3,111	15%
Average daily net sales volumes:
Oil (MBbls/d)	103	86	17	20%
Natural gas (MMcf/d)	631	554	77	14%
NGLs (MBbls/d)	45	40	5	13%
Total (MBoe/d)	253	219	34	16%

Oil revenue. Oil revenue increased $47.9 million, or 9%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was driven by a $105.7 million increase from higher sales volume (17 MBbls/d, or 20%), partially offset by lower realized oil prices that resulted in a decrease of $57.8 million (a decrease of 9% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition. The decrease in realized oil prices was due to lower index prices partially offset by more favorable price differentials.

Natural gas revenue. Natural gas revenue increased $65.7 million, or 83%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was driven by higher natural gas prices that resulted in an increase of $54.7 million (an increase of 61% per Mcf) and a $11.0 million increase from higher sales volume (77 MMcf/d, or 14%). The increase in sales volumes was primarily due to the SilverBow Merger and the Ridgemar Acquisition. The increase in realized natural gas prices was due to higher index prices.

NGL revenue. NGL revenue increased $5.3 million, or 6%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was driven primarily by a $9.4 million increase from higher sales volume (5 MBbls/d, or 13%), partially offset by lower realized NGL prices that resulted in a decrease of $4.1 million (a decrease of 4% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and more gas related drilling.

Midstream and other revenue. Midstream and other revenue increased $2.8 million, or 9%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven primarily by higher sulfur revenues and higher oil blending revenues in 2025.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Expenses (in thousands):
Operating expense	$386,883	$326,544	$60,339	18%
Depreciation, depletion and amortization	298,450	251,498	46,952	19%
Impairment of oil and natural gas properties	73,527	—	73,527	NM*
General and administrative expense	74,275	159,677	(85,402)	(53)%
Other operating costs	2,643	14,577	(11,934)	NM*
Total expenses	$835,778	$752,296	$83,482	11%
Selected expenses per Boe:
Operating expense	$16.65	$16.23	$0.42	3%
Depreciation, depletion and amortization	12.84	12.50	0.34	3%

* NM = Not meaningful.

Operating expense. Operating expense increased $60.3 million, or 18%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven primarily by the following factors:

(i)Lease and Asset operating expense increased $33.8 million, or 22%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and increased $0.43 per Boe, or 6%, to $8.05 per Boe. This $33.8 million increase was driven primarily by higher production from the SilverBow Merger and the Ridgemar Acquisition, which was more than offset on a per Boe basis with the additional acquired volumes and cost reduction measures on our legacy assets.
(ii)Gathering, transportation and marketing expense increased $4.0 million, or 4%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and decreased $0.42 per Boe, or 9%, to $4.02 per Boe. The absolute dollar increase was driven primarily by the SilverBow Merger and the Ridgemar Acquisition.
(iii)Production and other taxes increased $12.3 million, or 28%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and increased $0.24 per Boe, or 11%, to $2.39 per Boe. This net increase was driven primarily by higher oil and gas revenues, which increased the tax base on which our production and other taxes are calculated.
(iv)Workover expense increased $7.8 million, or 51%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and increased $0.23 per Boe, or 30%, to $0.99 per Boe. This increase was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.
(v)Midstream and other operating expense increased $2.5 million, or 10%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increased crude oil blending expense. Our crude oil blending expense is more than offset by oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the three months ended September 30, 2025, depreciation, depletion and amortization increased $47.0 million, or 19%, compared to the three months ended September 30, 2024, driven primarily by increased production from the SilverBow Merger and the Ridgemar Acquisition.

Impairment expense. During the three months ended September 30, 2025, we recorded an impairment of $73.5 million to write down the value of certain assets classified as held for sale to expected net proceeds.

General and administrative expense. General and administrative expense ("G&A") decreased $85.4 million, or 53%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was driven by (i) a decrease in equity-based compensation expense of $64.5 million, (2024 includes additional expense of $64.4 million due to change in estimate), and (ii) $33.4 million lower transaction and nonrecurring related expenses, partially offset by higher recurring G&A due to the SilverBow Merger and the Ridgemar Acquisition.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$30,522	$18,011	$12,511	69%
Transaction and nonrecurring expenses	19,643	53,083	(33,440)	(63)%
Equity-based compensation	24,110	88,583	(64,473)	(73)%
Total general and administrative expense	$74,275	$159,677	$(85,402)	(53)%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.31	$0.90	$0.41	46%
Transaction and nonrecurring expenses	0.85	2.64	(1.79)	(68)%
Equity-based compensation	1.04	4.40	(3.36)	(76)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $11.9 million, compared to the three months ended September 30, 2024, primarily driven by $13.5 million lower exploration expense recognized during the three months ended September 30, 2025, partially offset by a $1.6 million higher loss on sale of assets.

Interest expense. In the three months ended September 30, 2025, we incurred interest expense of $72.6 million, as compared to $61.8 million in the three months ended September 30, 2024, a 17% increase. This increase was driven primarily by higher average debt balances driven by the Ridgemar Acquisition.

Loss on extinguishment of debt. During the three months ended September 30, 2025, we incurred a loss on extinguishment of debt of $29.2 million related to $22.3 million premium for the Tender Offer and Redemption of the 2028 Notes and $6.9 million related to the write-off of outstanding deferred finance costs related to the 2028 Notes. During the three months ended September 30, 2024, we incurred a loss on the extinguishment of debt related to the make whole provision and premium related to the repayment of SilverBow’s Second Lien Notes due 2028 of $36.5 million.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our gain on derivatives during the three months ended September 30, 2025 changed by $41.2 million primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended September 30, 2025 and 2024, we recognized income tax benefit of $4.0 million and tax benefit of $1.6 million, respectively, for an effective tax rate of 28.2% and 22.7%, respectively. Historically, our effective tax rate has been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the three months ended September 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$(10,269)	$(5,579)	$(4,690)	84%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	72,629	61,840
Loss from extinguishment of debt	29,248	36,513
Income tax expense (benefit)	(4,032)	(1,640)
Depreciation, depletion and amortization	298,450	251,498
Exploration expense	1,002	14,565
Non-cash (gain) loss on derivatives	(33,859)	(91,672)
Impairment expense	73,527	—
Non-cash equity-based compensation expense	23,788	88,583
(Gain) loss on sale of assets	1,641	12
Other (income) expense	(209)	(1,631)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(4,656)
Transaction and nonrecurring expenses (2)	19,938	56,311
Settlement of acquired derivative contracts	14,685	26,291
Adjusted EBITDAX (non-GAAP)	$486,539	$430,435	$56,104	13%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(69,009)	(57,854)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(22,360)	—
Current income tax benefit (expense)	14,680	(3,466)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(605)	(211)
Development of oil and natural gas properties	(204,778)	(211,215)
Levered Free Cash Flow (non-GAAP)	$204,467	$157,689	$46,778	30%

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
(2)Transaction and nonrecurring expenses of $19.9 million for the three months ended September 30, 2025 were primarily related to Vital Energy Merger costs, divestiture transactions and legal settlements. Transaction and nonrecurring expenses of $56.3 million for the three months ended September 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$473,060	$367,956	$105,104	29%
Changes in operating assets and liabilities	(74,015)	(85,021)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(4,656)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(605)	(211)
Transaction and nonrecurring expenses (2)	19,938	56,311
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(22,360)	—
Other adjustments and operating activities	13,227	34,525
Development of oil and natural gas properties	(204,778)	(211,215)
Levered Free Cash Flow (non-GAAP)	$204,467	$157,689	$46,778	30%

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
(2)Transaction and nonrecurring expenses of $19.9 million for the three months ended September 30, 2025 were primarily related to Vital Energy Merger costs, divestiture transactions and legal settlements. Transaction and nonrecurring expenses of $56.3 million for the three months ended September 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $56.1 million, or 13%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by additional production generated by the SilverBow Merger and the Ridgemar Acquisition.

Levered Free Cash Flow (non-GAAP) increased by $46.8 million, or 30%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by increased Adjusted EBITDAX, partially offset by additional interest expense and the loss from extinguishment of debt.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues (in thousands):
Oil	$1,818,435	$1,521,946	$296,489	19%
Natural gas	490,903	210,008	280,895	134%
Natural gas liquids	298,306	221,103	77,203	35%
Midstream and other	107,091	102,573	4,518	4%
Total revenues	$2,714,735	$2,055,630	$659,105	32%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$63.99	$72.71	$(8.72)	(12)%
Natural gas ($/Mcf)	2.80	1.73	1.07	62%
NGLs ($/Bbl)	23.52	24.56	(1.04)	(4)%
Total ($/Boe)	37.06	38.92	(1.86)	(5)%
Net sales volumes:
Oil (MBbls)	28,417	20,932	7,485	36%
Natural gas (MMcf)	175,552	121,502	54,050	44%
NGLs (MBbls)	12,685	9,001	3,684	41%
Total (MBoe)	70,361	50,183	20,178	40%
Average daily net sales volumes:
Oil (MBbls/d)	104	76	28	37%
Natural gas (MMcf/d)	643	443	200	45%
NGLs (MBbls/d)	46	33	13	39%
Total (MBoe/d)	258	183	75	41%

Oil revenue. Oil revenue increased $296.5 million, or 19%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was driven by a $544.3 million increase from higher sales volume (28 MBbls/d, or 37%), partially offset by lower realized oil prices that resulted in a decrease of $247.8 million (a decrease of 12% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition. The decrease in realized oil prices was due to lower index prices partially offset by more favorable price differentials.

Natural gas revenue. Natural gas revenue increased $280.9 million, or 134%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was driven by a $93.2 million increase from higher sales volume (200 MMcf/d, or 45%) and higher natural gas prices that resulted in an increase of $187.7 million (an increase of 62% per Mcf). The increase in sales volumes was primarily due to the SilverBow Merger and the Ridgemar Acquisition. The increase in realized natural gas prices was due to higher index prices.

NGL revenue. NGL revenue increased $77.2 million, or 35%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This was driven primarily by a $90.5 million increase from higher sales volume (13 MBbls/d, or 39%), partially offset by lower realized NGL prices that resulted in a decrease of $13.3 million (a decrease of 4% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.

Midstream and other revenue. Midstream and other revenue increased $4.5 million, or 4%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven primarily by higher sulfur revenues and partially offset by lower Midstream revenues in 2025.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Expenses (in thousands):
Operating expense	$1,180,425	$924,351	$256,074	28%
Depreciation, depletion and amortization	878,079	640,444	237,635	37%
Impairment of oil and natural gas properties	122,159	—	122,159	NM*
General and administrative expense	255,657	249,532	6,125	2%
Other operating costs	(4,249)	(4,679)	430	NM*
Total expenses	$2,432,071	$1,809,648	$622,423	34%
Selected expenses per Boe:
Operating expense	$16.78	$18.42	$(1.64)	(9)%
Depreciation, depletion and amortization	12.48	12.76	(0.28)	(2)%

* NM = Not meaningful.

Operating expense. Operating expense increased $256.1 million, or 28%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven primarily by the following factors:

(i)Lease and Asset operating expense increased $94.9 million, or 20%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and decreased $1.31 per Boe, or 14%, to $7.95 per Boe. This $94.9 million increase was driven primarily by higher production from the SilverBow Merger and the Ridgemar Acquisition, which was more than offset on a per Boe basis with the additional acquired volumes and cost reduction measures on our legacy assets.
(ii)Gathering, transportation and marketing expense increased $80.0 million, or 36%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and decreased $0.15 per Boe, or a 3% percentage, to $4.33 per Boe. The absolute dollar increase was driven primarily by the SilverBow Merger and the Ridgemar Acquisition.
(iii)Production and other taxes increased $64.2 million, or 60%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and increased $0.30 per Boe, or 14%, to $2.43 per Boe. This net increase was driven primarily by higher oil and gas revenues, which increased the tax base on which our production and other taxes are calculated.
(iv)Workover expense increased $13.3 million, or 29%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and decreased $0.07 per Boe, or 8%, to $0.83 per Boe. This absolute dollar increase was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.
(v)Midstream and other operating expense increased $3.8 million, or 5%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increased crude oil blending expense. Our crude oil blending expense is more than offset by oil blending revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. In the nine months ended September 30, 2025, depreciation, depletion and amortization increased $237.6 million, or 37%, compared to the nine months ended September 30, 2024, driven primarily by increased production from the SilverBow Merger and the Ridgemar Acquisition.

Impairment expense. During the nine months ended September 30, 2025, we recorded an impairment of $122.2 million to write down the value of certain assets classified as held for sale to expected net proceeds.

General and administrative expense. General and administrative expense ("G&A") increased $6.1 million, or 2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was driven by (i) higher recurring G&A due to the SilverBow Merger and the Ridgemar Acquisition and (ii) an increase in equity-based compensation expense of $5.3 million (2025 and 2024 include an additional true-up expense of $77.9 million and $85.5 million, respectively, due to change in estimate), partially offset by $39.5 million lower transaction and nonrecurring related expenses.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$87,609	$47,269	$40,340	85%
Transaction and nonrecurring expenses	23,732	63,215	(39,483)	(62)%
Equity-based compensation	144,316	139,048	5,268	4%
Total general and administrative expense	$255,657	$249,532	$6,125	2%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.25	$0.94	$0.31	33%
Transaction and nonrecurring expenses	0.34	1.26	(0.92)	(73)%
Equity-based compensation	2.05	2.77	(0.72)	(26)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs increased by $0.4 million, compared to the nine months ended September 30, 2024, primarily driven by a $8.3 million lower gain on sale of assets, partially offset by $7.9 million lower exploration expense recognized during the nine months ended September 30, 2025.

Interest expense. In the nine months ended September 30, 2025, we incurred interest expense of $221.0 million, as compared to $146.9 million in the nine months ended September 30, 2024. This increase was driven primarily by higher average debt balances driven by the SilverBow Merger and the Ridgemar Acquisition.

Loss on extinguishment of debt. During the nine months ended September 30, 2025, we incurred a loss on extinguishment of debt of our 2028 Notes of $29.2 million related to $22.3 million premium for the Tender Offer and Redemption of the 2028 Notes and $6.9 million related to the write-off of outstanding deferred finance costs related to the 2028 Notes. During the nine months ended September 30, 2024, we incurred a loss on the extinguishment of $59.1 million composed of (i) $22.6 million related to our 7.250% senior notes due 2026 (the "2026 Notes"), of which $14.8 million is associated with the premium and interest paid for the Tender Offer and Redemption and $7.8 million is related to the write-off of related outstanding deferred finance costs and (ii) $36.5 million related to the make whole provision and premium associated with the repayment of SilverBow’s Second Lien Notes.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our gain on derivatives consideration during the nine months ended September 30, 2025 changed by $167.8 million, from a comparable loss during the nine months ended September 30, 2024 primarily due to changes in commodity prices relative to our strike prices.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the nine months ended September 30, 2025 and 2024, we recognized income expense of $39.6 million and $5.7 million, respectively, for an effective tax rate of 20.0% and 15.0%, respectively. Historically, our effective tax rate has typically been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the nine months ended September 30, 2025 was driven higher primarily due to our increased ownership of OpCo in 2025.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively calculated in accordance with GAAP:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$158,143	$32,262	$125,881	390%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	221,029	146,885
Loss from extinguishment of debt	29,248	59,095
Income tax expense (benefit)	39,638	5,678
Depreciation, depletion and amortization	878,079	640,444
Exploration expense	6,882	14,758
Non-cash (gain) loss on derivatives	(132,221)	(38,422)
Impairment expense	122,159	—
Non-cash equity-based compensation expense	143,281	139,048
(Gain) loss on sale of assets	(11,131)	(19,437)
Other (income) expense	(440)	(2,405)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,242)	(15,438)
Transaction and nonrecurring expenses (2)	29,844	74,773
Settlement of acquired derivative contracts	49,580	26,291
Adjusted EBITDAX (non-GAAP)	$1,529,849	$1,063,532	$466,317	44%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(209,868)	(137,104)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(22,360)	(14,817)
Current income tax benefit (expense)	(2,806)	(15,907)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(865)	(340)
Development of oil and natural gas properties	(677,031)	(524,618)
Levered Free Cash Flow (non-GAAP)	$616,919	$370,746	$246,173	66%

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
(2)Transaction and nonrecurring expenses of $29.8 million for the nine months ended September 30, 2025 were primarily related to Vital Energy Merger and Ridgemar Acquisition costs, transaction costs related to our divestitures and the SilverBow Merger and legal settlement costs. Transaction and nonrecurring expenses of $74.8 million for the nine months ended September 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$1,309,140	$838,652	$470,488	56%
Changes in operating assets and liabilities	(52,257)	(34,721)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,242)	(15,438)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(865)	(340)
Transaction and nonrecurring expenses (2)	29,844	74,773
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, premiums and SilverBow Merger transaction related costs	(22,360)	(14,817)
Other adjustments and operating activities	34,690	47,255
Development of oil and natural gas properties	(677,031)	(524,618)
Levered Free Cash Flow (non-GAAP)	$616,919	$370,746	$246,173	66%

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
(2)Transaction and nonrecurring expenses of $29.8 million for the nine months ended September 30, 2025 were primarily related to Vital Energy Merger and Ridgemar Acquisition costs, transaction costs related to our divestitures and the SilverBow Merger and legal settlement costs. Transaction and nonrecurring expenses of $74.8 million for the nine months ended September 30, 2024 were primarily related to our merger costs, capital markets transactions and integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $466.3 million, or 44%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by additional production generated by the SilverBow Merger and the Ridgemar Acquisition, partially offset by lower commodity pricing.

Levered Free Cash Flow (non-GAAP) increased by $246.2 million, or 66%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by increased Adjusted EBITDAX, partially offset by additional interest expense and development of oil and natural gas properties.

Liquidity and capital resources

Our primary sources of liquidity are cash flow from operations, proceeds from equity and debt offerings and borrowings under a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the “Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. Our primary expected uses of capital are for debt repayment, dividends to shareholders, development of our existing assets and acquisitions, and our share repurchase program.

Our development program is designed to prioritize the generation of meaningful free cash flow and attractive risk-adjusted returns and is inherently flexible, with the ability to scale our capital program as necessary to react to the existing market environment and ongoing asset performance. See “—Development program and capital budget” above for additional discussion of our capital program.

We plan to continue our practice of entering into economic hedging arrangements to reduce the impact of the near-term volatility of commodity prices and the resulting impact on our cash flow from operations. A key tenet of our focused risk management efforts is an active economic hedge strategy to mitigate near-term price volatility while maintaining long-term exposure to underlying commodity prices. Our commodity derivative program focuses on entering into forward commodity contracts when investment decisions regarding reinvestment in existing assets or new acquisitions are finalized, targeting economic hedges for a portion of expected production generated by the capital investment as well as adding incremental derivatives to our production base over time. Our active derivative program allows us to protect margins and corporate returns, and to maintain a strong balance sheet through commodity cycles.

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$3,531	$132,818
Long-term debt	3,221,409	3,049,255

In connection with the closing of the Ridgemar Acquisition in the first quarter of 2025, we paid in total $807.2 million in cash after customary purchase price adjustments. We funded the cash to close, less the initial deposit, with cash on hand and borrowings under our Revolving Credit Facility. Based on our planned capital spending, our forecasted cash flows and projected levels of indebtedness, we expect to maintain compliance with the covenants under our debt agreements. Further, based on current market indications, we expect to meet in the ordinary course of business other contractual cash commitments to third parties pursuant to the various agreements described under the heading “Contractual obligations” in our Annual Report, recognizing we may be required to meet such commitments even if our business plan assumptions were to change.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$1,309,140	$838,652
Net cash used in investing activities	(1,519,029)	(834,376)
Net cash provided by (used in) financing activities	(7,568)	165,065

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $470.5 million, or 56%, compared to the nine months ended September 30, 2024 primarily due to higher net income after adjusting for non-cash items and working capital changes.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended March 31, 2025 increased by $684.7 million, or a 82%, compared to the nine months ended September 30, 2024, primarily due to $554.7 million of additional acquisitions of oil and natural gas properties in 2025 due to the cash consideration for the Ridgemar Acquisition and $223.8 million additional cash used in our development capital expenditures.

Net cash used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2025 was $7.6 million, primarily a result of our Class A Common Stock dividend, repurchases of Class A Common Stock and cash distributions to our redeemable noncontrolling interests; partially offset by net cash received in our debt transactions and Revolving Credit Facility borrowings. Net cash provided by financing activities for the nine months ended September 30, 2024 was $165.1 million, driven primarily a result of net cash received in our debt transactions, partially offset by the repurchase of OpCo Units, our redeemable noncontrolling interests distributions and our Class A Common Stock dividend.

Debt agreements

Senior Notes

Tender Offer and Redemption of 2028 Notes

In June 2025, we commenced a cash tender offer (the "Tender Offer") to purchase a portion of our outstanding 9.250% Senior Notes due 2028 (the "2028 Notes"), pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date, subsequent to our balance sheet date. In addition to the Tender Offer, we elected to redeem (the “2028 Notes Redemption”) an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and incurred a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the three and nine months ended September 30, 2025.

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% senior notes due 2034 (the "2034 Notes") at par (the “2034 Notes Offering”). The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer, the 2028 Notes Redemption and to repay a portion of our outstanding balance under our Revolving Credit Facility.

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

At September 30, 2025, we had aggregate principal amounts outstanding of (i) $0.5 billion of the 2028 Notes, (ii) $1.1 billion of 7.625% senior notes due 2032 (the "2032 Notes"), (iii) $1.0 billion of 7.375% senior notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the 2032 Notes and the 2034 Notes, the "Senior Notes") and (iv) $0.6 billion of the 2034 Notes.

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

Revolving Credit Facility

In connection with the issuance of the 2026 Notes in May 2021, Crescent Energy Finance LLC entered into the Revolving Credit Facility. The Revolving Credit Facility matures on April 10, 2029. At September 30, 2025, our elected commitment amount was approximately $2.0 billion and we had $72.0 million of outstanding borrowings, $17.9 million in outstanding letters of credit and approximately $1.9 billion of availability under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR"), plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at September 30, 2025 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding as of September 30, 2025 was 6.99% and we had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2024.

The borrowing base under the Revolving Credit Facility was $2.6 billion as of September 30, 2025 and December 31, 2024.The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At September 30, 2025, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

In October 2025, in connection with the borrowing base redetermination of our Revolving Credit Facility, we entered into the Thirteenth Amendment (the “Credit Agreement Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the Credit Agreement Amendment provides for (i) an automatic $1.3 billion increase in the borrowing base from $2.6 billion to $3.9 billion, effective upon the consummation Vital Energy Merger, subject to the satisfaction of certain conditions, (ii) an extension of the maturity date for any revolving loans to October 22, 2030 from April 10, 2029, (iii) a reduction in the applicable margin, so that loans under the Credit Agreement will be priced based on the Secured Overnight Financing Rate (SOFR) plus 1.75% to 2.75% , a reduction of 0.25%, and (iv) an increase in the aggregate maximum credit amount under Crescent’s credit facility from $3.0 billion to $6.0 billion. The Credit Agreement Amendment maintains the aggregate elected commitments at $2.0 billion.

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

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Total development of oil and natural gas properties	$677,031	$524,618
Change in accruals or other non-cash adjustments	14,342	(57,073)
Cash used in development of oil and natural gas properties	691,373	467,545
Cash used in acquisition of oil and natural gas properties	942,465	387,775
Non-cash acquisition of oil and natural gas properties	82,145	611,423
Total expenditures on acquisition and development of oil and natural gas properties	$1,715,983	$1,466,743

Our cash used in the development of oil and natural gas properties was higher during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is related to an increase in our operations and related timing of invoices. We used cash of $942.5 million in the nine months ended September 30, 2025 for the acquisition of oil and natural gas properties, primarily related to the Ridgemar Acquisition and Minerals Acquisition, as compared to $387.8 million in 2024 for the acquisition of oil and natural gas properties, primarily related to the SilverBow Merger in 2024 (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of September 30, 2025, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends of $0.36 per share of our Class A Common Stock to shareholders during the nine months ended September 30, 2025.

On November 3, 2025, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2025. The quarterly dividend is payable on December 1, 2025 to shareholders of record as of the close of business on November 17, 2025.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Critical accounting policies and estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2024 in our Annual Report. Refer also to "Critical accounting estimates" in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of September 30, 2025.

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

As of September 30, 2025, our derivative portfolio had an aggregate notional value of approximately $3.1 billion, and the fair market value of our commodity derivative contracts was a net asset of $88.8 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at September 30, 2025, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $198.6 million. If prices decreased by 10%, our derivative position would change by approximately $168.4 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At September 30, 2025, we had $72.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $0.5 million increase or decrease in interest expense on our variable rate debt outstanding for the nine months ended September 30, 2025.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to complete the Vital Energy Merger on the terms and timeline currently contemplated or at all, could negatively impact the price of shares of Crescent Class A Common Stock, as well as Crescent’s ongoing and future businesses and financial results.

If the Vital Energy Merger is not completed for any reason, Crescent’s ongoing and future businesses and financial results may be adversely affected and, without realizing any of the benefits of having completed the Vital Energy Merger, Crescent will be subject to a number of risks, including the following:

•Crescent will be required to pay their respective costs relating to the Vital Energy Merger, which are substantial, such as legal, accounting, financial advisory and printing fees, whether or not the Vital Energy Merger is completed;
•time and resources committed by Crescent’s management to matters relating to the Vital Energy Merger could otherwise have been devoted to pursuing other beneficial opportunities;
•Crescent may experience negative reactions from financial markets, including negative impacts on the prices of its common stock, including to the extent that the current market price reflects a market assumption that the Vital Energy Merger will be completed;
•Crescent may experience negative reactions from employees, customers or vendors; and
•since the Merger Agreement restricts the conduct of Crescent’s business prior to completion of the Vital Energy Merger, Crescent may not have been able to take certain actions during the pendency of the Vital Energy Merger that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.

If the Merger Agreement is terminated under specified circumstances, Crescent may be required to pay Vital a termination fee of $76.9 million. If the Merger Agreement is terminated because of a failure of Crescent’s stockholders to approve the proposals required to complete the Vital Energy Merger, Crescent may be required to reimburse the other party for its transaction expenses in an amount equal to $5.5 million. In addition, any delay in completing the Vital Energy Merger, including as a result of a prolonged U.S. government shutdown, may significantly reduce the synergies and other benefits that Crescent expects to achieve if it successfully completes the Vital Energy Merger within the expected timeframe and integrates its business.

Current Crescent stockholders will have a reduced ownership and voting interest after the consummation of the Vital Energy Merger compared to their current ownership and thus will exercise less influence over management.

Based on the number of issued and outstanding shares of Crescent Class A Common Stock and Vital Common Stock as of October 16, 2025 and October 22, 2025,respectively, and the exchange ratio as set forth in the Merger Agreement, it is expected that, on a fully-diluted basis, current Crescent stockholders will collectively own approximately 78% and current Vital stockholders will collectively own approximately 22% of the outstanding shares of Crescent Class A Common Stock (without giving effect to any shares of Crescent Class A Common Stock held by Vital stockholders prior to the Vital Energy Merger, if any). As a result of the Vital Energy Merger, current Crescent stockholders will own a smaller percentage of the combined company than they currently own of, and as a result will have less influence on the management and policies of the combined company post-Vital Energy Merger than they now have on the management and policies of Crescent. In addition, Crescent may issue additional equity from time to time, including prior to the consummation of the Vital Energy Merger, which would further reduce stockholders’ ownership and voting interest in the combined company.

The Merger Agreement subjects Crescent to restrictions on its business activities while the Vital Energy Merger is pending.

Crescent has agreed that, until the earlier of the effective time and the termination of the Merger Agreement, except (i) as provided in Crescent’s disclosure letter, (ii) as required by applicable law, (iii) as expressly required or permitted by the Merger Agreement or (iv) with the prior written consent of Vital (which consent will not be unreasonably withheld, delayed or conditioned), it will, and will cause each of its subsidiaries to, use commercially reasonable efforts to conduct its businesses in the ordinary course, including by using commercially reasonable efforts to preserve substantially intact its present business organization and assets and preserve its existing relationships with its key customers, suppliers, lessors and others with which it has significant business dealings. These restrictions could prevent Crescent from pursuing certain business opportunities that arise prior to the earlier of the effective time and the termination of the Merger Agreement and are outside the ordinary course of business.

Crescent will be subject to business uncertainties while the Vital Energy Merger is pending, which could adversely affect its business.

In connection with the pendency of the Vital Energy Merger, it is possible that certain persons with whom Crescent has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Crescent, as the case may be, as a result of the Vital Energy Merger, which could negatively affect Crescent’s revenues, earnings and cash flows, as well as the market price of Crescent Class A Common Stock, regardless of whether the Vital Energy Merger is completed.

Under the terms of the Merger Agreement, Crescent is subject to certain restrictions on the conduct of its business prior to the effective time, which may adversely affect its ability to execute certain of its business strategies. Limitations on Crescent include, among other things, the ability to issue capital stock, declare dividends and the ability to acquire other businesses, in each case, subject to certain exceptions set forth in the Merger Agreement. Such limitations could negatively affect Crescent’s businesses and operations prior to the completion of the Vital Energy Merger.

As a result of the shutdown of the federal government, Crescent has determined to rely on Section 8(a) of the Securities Act to cause the registration statement on Form S-4 related to the Vital Energy Merger to become effective automatically. Crescent’s reliance on Section 8(a) could result in a number of adverse consequences, including the potential need for Crescent to file a post-effective amendment and each of Crescent and Vital to distribute an updated joint proxy/prospectus to shareholders to address comments provided by the SEC, or a stop order issued preventing use of the registration statement, and a corresponding stock price decline or other negative results.

The registration statement on Form S-4 related to the Vital Energy Merger is expected to become automatically effective by operation of Section 8(a) of the Securities Act on the 20th calendar day after the most recent amendment of the registration statement filed with the SEC, in lieu of the SEC declaring the registration statement effective following the completion of its review. Prior to the shutdown of the federal government and the filing the registration statement on Form S-4 related to the Vital Energy Merger, the SEC indicated to Crescent that they have not completed their review of the registration statement, may have comments and would continue to review upon the federal government reopening. Although Crescent’s reliance on Section 8(a) does not relieve Crescent, Vital and other parties from the responsibility for the adequacy and accuracy of the disclosure set forth in the registration statement and for ensuring that the registration statement complies with applicable requirements, use of Section 8(a) poses a risk that, after the date of the joint proxy statement/prospectus which forms a part of the registration statement on Form S-4 related to the Vital Energy Merger, Crescent may be required to file a post-effective amendment to the registration statement and Crescent and Vital may be required to distribute an updated joint proxy/prospectus to shareholders, or otherwise delay the closing of the Vital Energy Merger, if changes to the information in the joint proxy/prospectus are required, or if a stop order under Section 8(d) of the Securities Act prevents continued use of the registration statement. These or similar events could cause the trading price of the Crescent Class A Common Stock to decline or result in other negative results.

Crescent will incur significant transaction and merger-related costs in connection with the Vital Energy Merger, which may be in excess of those anticipated by Crescent.

Crescent has incurred and expects to continue to incur a number of non-recurring costs associated with the Vital Energy Merger, many of which are payable regardless of whether or not the Vital Energy Merger is completed. These fees and costs have been, and will continue to be, substantial. These costs include, among others, employee retention costs, fees paid to legal, accounting and financial advisors, severance and benefit costs, fees related to regulatory filings and notices, filing fees and printing and mailing fees. Crescent will also incur transaction fees and costs related to the integration of the companies, which may be substantial. Moreover, Crescent may incur additional unanticipated expenses in connection with the Vital Energy Merger and the integration, including costs associated with any stockholder litigation related to the Vital Energy Merger.

The costs described above, as well as other unanticipated costs and expenses, could have an adverse effect on the financial condition and operating results of Crescent or, following the completion of the Vital Energy Merger, the combined company.

Crescent may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Vital Energy Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Crescent’s liquidity and financial condition. Lawsuits that may be brought against the parties to the Merger Agreement or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Vital Energy Merger. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Vital Energy Merger, then that injunction may delay or prevent the Vital Energy Merger from being completed, which may adversely affect Crescent’s ongoing and future businesses, financial position and results of operations.

One of the conditions to the Closing is that no injunction by any court, governmental, regulatory or administrative agency or commission or other governmental authority or instrumentality has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the Vital Energy Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Vital Energy Merger, then that injunction may delay or prevent the Vital Energy Merger from being completed within the expected timeframe or at all, which may adversely affect Crescent’s ongoing and future businesses, financial position and results of operations.

The Vital Energy Merger may be completed even though material adverse changes subsequent to the announcement of the Vital Energy Merger, such as industry-wide changes or other events, may occur.

In general, either Crescent or Vital may refuse to complete the Vital Energy Merger if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the Vital Energy

Merger, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of Crescent’s financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not, in and of itself, give the Vital the right to refuse to complete the Vital Energy Merger. In addition, the Crescent and Vital have the ability, but are under no obligation, to the extent permitted by law, to waive any material adverse change that results in the failure of a closing condition and instead proceed with completing the Vital Energy Merger. If adverse changes occur that affect either party but the parties are still required or voluntarily decide to complete the Vital Energy Merger, Crescent Class A Common Stock share price and Crescent’s business and financial results after the Vital Energy Merger may suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs. (in thousands)
7/1/2025 - 7/31/2025	—	$—	—	$85,984
8/1/2025 - 8/31/2025	—	—	—	$85,984
9/1/2025 - 9/30/2025	—	—	—	$85,984

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. Repurchases may be of our Class A Common Stock, prior to the Corporate Simplification, or of OpCo Units (with the cancellation of a corresponding number of shares of our Class B Common Stock). As of September 30, 2025, we had approximately $86.0 million of repurchase authorization under such program remaining. Such repurchases may be made by Crescent or, prior to the Corporate Simplification, by OpCo, and may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.4#
Agreement and Plan of Merger, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc., Venus Merger Sub I Inc. and Merger Sub II LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

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

4.15
Seventh Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

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

4.21
Fifth Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

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

4.27
Fifth Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

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

10.2
Indemnification Agreement, dated June 2, 2025, by and between Crescent Energy Company and Jerome Hall (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

10.3	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).
10.4
Voting and Support Agreement, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc. and PT Independence Energy Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

10.5
Voting and Support Agreement, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc. and Independence Energy Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

10.6
Form of Voting and Support Agreement, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc. and certain affiliates of John C. Goff (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

10.7
Third Amendment to Management Agreement, dated as of August 24, 2025, by and among Crescent Energy Company and KKR Energy Assets Manager LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

10.8
Thirteenth Amendment to Credit Agreement, dated October 22, 2025, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2025).

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

CRESCENT ENERGY COMPANY
(Registrant)

November 3, 2025	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

November 3, 2025	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)