Form 10-K
period 2025-12-31
Crescent Energy Co
filed 2026-02-25
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of Class A common stock outstanding held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $8.60 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.3 billion.

As of January 30, 2026, there were approximately 327,900,272 of the registrant's Class A common stock outstanding.

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

Cautionary Statement Regarding Forward-Looking Statements

The information in this Annual Report contains or incorporates by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, natural gas and NGL production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•commodity price volatility;
•our business strategy;
•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of our acquisitions, including the Vital Energy Merger;
•the risk that the Vital Energy Merger may not be accretive, and may be dilutive, to Crescent’s earnings per share, which may negatively affect the market price of Crescent common stock;
•our ability to identify and select opportunities for additional acquisitions, dispositions and other strategic transactions;
•capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
•risks and restrictions related to our debt agreements and the level of our indebtedness;
•our reliance on the Manager as our external manager;
•our hedging strategy and results;
•realized oil, natural gas and NGL prices;
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, political and regulatory changes implemented by the Trump Administration, continued hostilities in the Middle East, including the Israel-Hamas conflict, and conflict with Iran, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, including most recently in Venezuela, Central America and China and acts of terrorism or sabotage;
•changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including such changes that may be implemented by the Trump Administration and foreign governments;
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
•our ability to predict and manage the effects of actions of OPEC and agreements to set and maintain production levels, including as a result of recent production cuts by OPEC, which may be exacerbated by the continued hostilities in the Middle East, including with Iran, and recent developments in Venezuela;
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
•Inflationary issues and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.
•The unavailability or high cost of equipment, supplies, personnel and oilfield services, due to among other things, potential tariffs, commodity price volatility or supply constraints as a result of the conflicts in Ukraine, Venezuela and the Middle East, elevated interest rates and associated policies of the Federal Reserve or otherwise could adversely affect our ability to execute development and exploitation plans on a timely basis and within budget, and consequently could materially and adversely affect our anticipated cash flow.
•We are not the operator on all of our acreage or drilling locations, and, therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets and could be liable for certain financial obligations of the operators or any of our contractors to the extent such operators or contractors are unable to satisfy such obligations.
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

Risks related to regulatory matters

•Our drilling and production programs may not be able to obtain access on commercially reasonable terms or otherwise to truck transportation, pipelines, transmission, storage and processing facilities to market our production, and our initiatives to expand our access to midstream and operational infrastructure may be unsuccessful.
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
•Our only principal asset is our interest in OpCo; accordingly, we depend on distributions and other payments from OpCo to pay taxes, make payments under the Management Agreement and cover our corporate and other overhead expenses.
•Changes to applicable tax laws and regulations or exposure to additional tax liabilities could adversely affect our business, results of operations, financial condition and cash flows.

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

“KKR Funds” means EIGF II and/or other KKR funds.

“KKR Group” means KKR & Co. Inc. and its subsidiaries.

“LCFS” means low carbon fuel standard.

“LNG” means liquefied natural gas.

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

“NGL” means natural gas liquids.

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

“Ridgemar Acquisition” means the transactions contemplated by the Membership Interest Purchase Agreement, dated December 3, 2024 (the “Ridgemar Acquisition Agreement”), by and between Crescent Energy Finance LLC, Crescent Energy Company, Ridgemar Energy Operating, LLC and Ridgemar (Eagle Ford) LLC (“Ridgemar”).

“SDWA” means the federal Safe Drinking Water Act, as amended, and the rules and regulations promulgated thereunder.

“SEC” means the United States Securities and Exchange Commission.

“SEC Pricing” means the unweighted average first-day-of-the-month commodity price for crude oil or natural gas for the period beginning January 1, 2025 and ending December 1, 2025, adjusted by lease for market differentials (quality, transportation, fees, energy content, and regional price differentials). The SEC provides a complete definition of prices in “Modernization of Oil and Gas Reporting” (Final Rule, Release Nos. 33-8995; 34-59192).

“Securities Act” means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

“SilverBow Merger” means the transactions contemplated by the Agreement and Plan of Merger, dated May 15, 2024, between Crescent, SilverBow Resources, Inc. (“SilverBow”), Artemis Acquisition Holdings Inc. ("Artemis Holdings"), Artemis Merger Sub Inc. ("Artemis MS Inc.") and Artemis Merger Sub II LLC ("Artemis MS LLC").

"Standardized Measure" means the standardized measure of discounted future net cash flows developed utilizing procedures prescribed by Accounting Standards Codification (“ASC”) Topic 932, Extractive Industries – Oil and Gas ,of the Financial Accounting Standards Board (“FASB”) and based on crude oil, natural gas, and NGL reserves and production volumes estimated by our engineering staff.

“TRC” means the Texas Railroad Commission.

“UIC” means the Underground Injection Control program administered by the SDWA.

"Vital Energy Merger" means the transactions contemplated by the Agreement and Plan of Merger, dated as of August 24, 2025 (the "Vital Energy Merger Agreement"), between Crescent, Venus Merger Sub I Inc. ("Venus MS Inc."), Venus Merger Sub II LLC ("Venus MS LLC") and Vital Energy, Inc. ("Vital").

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

Items 1 and 2. Business and Properties

Business Overview

Crescent is a differentiated energy company committed to delivering value through a disciplined, returns-driven growth through acquisition strategy and consistent return of capital. Our long-life, balanced portfolio combines significant cash flow from stable production with a deep, high-quality development inventory. Our activities are focused in the Eagle Ford, Permian and Uinta Basins, and we own minerals and royalty interests across premier U.S. oil and natural gas basins, primarily operated by large, well-capitalized companies, with a core focus in the Eagle Ford. Our Class A Common Stock trades on the NYSE under the symbol “CRGY.”

Our free cash flow-focused portfolio includes a balanced set of proven onshore oil and natural gas assets, in which we hold working interests, characterized by a stable production base, a lower decline rate and an acreage position that is approximately 96% held by production as of December 31, 2025. As a result of this overall lower decline profile, we require relatively modest capital expenditures to maintain production levels and cash flows. We maintain a robust inventory of attractive operated undeveloped locations, providing flexibility to sustain or grow our production base in a disciplined manner. While many operators in our industry have historically pursued capital intensive production growth, our management team has focused on selectively acquiring cash flow-oriented assets, operating them more efficiently and making disciplined, returns-focused reinvestment decisions to drive sustainable free cash flow generation. Our portfolio is further enhanced by our mineral interests in the core areas of major onshore oil and natural gas basins, which are primarily operated by large, well-capitalized operators, as well as midstream infrastructure investments, which provide operational advantages and contribute to enhanced cash flow margins.

We have built a portfolio of assets with substantial reserves, production, cash flows and reinvestment opportunities. Our portfolio of assets:
•at December 31, 2025 consisted of 975.5 net MMBoe of proved reserves, of which approximately 61% were liquids, reflecting $7.8 billion in Standardized Measure and $8.6 billion and $7.5 billion, respectively, in net proved and net proved developed ("PD") present value discounted at a 10% discount rate;

•during the year ended December 31, 2025 produced 260 net MBoe/d; and

•during the year ended December 31, 2025, generated $167.2 million of net income, $1.7 billion of net cash provided by operating activities, $2.1 billion of Adjusted EBITDAX and $856.1 million of levered free cash flow;

See “—Non-GAAP financial measures” and "—Results of Operations" in "Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for definitions of Adjusted EBITDAX and Levered Free Cash Flow and reconciliations to the nearest comparable GAAP metrics.

Free cash flow-focused portfolio

Our asset base, which is primarily located in Texas and Utah, includes oil and natural gas assets in key established onshore U.S. basins, which include the Eagle Ford, Permian and Uinta Basins. Our long-life, balanced portfolio combines significant cash flow from stable production with a deep, high-quality development inventory. Our lower-decline production base results in lower capital intensity and a reduced reinvestment rate required to maintain production levels. While many of our peers have historically outspent their cash flows in pursuit of production growth and left themselves particularly vulnerable to commodity price volatility, we have maintained an average reinvestment rate of approximately 45% of Adjusted EBITDAX since 2021.

Long-life, stable production base

Our PDP reserves as of December 31, 2025 have estimated average five-year and ten-year annual decline rates of approximately 12% and 8%, respectively, and an estimated 2026 PDP decline rate of 29%, based on forecasts used in our reserve reports. These decline rates are generally lower than those of many industry peers. As a result of this lower decline profile, we require relatively less capital expenditures to maintain our production and cash flows compared to industry peers. Our properties located in the Eagle Ford, Permian, and Uinta Basins represent approximately 96% of our proved reserves as of December 31, 2025, and provide us with an attractive balance across regions and commodities and certain downside protection from commodity-specific pressures, isolated infrastructure constraints or severe weather events. In addition to our leasehold acreage, we own mineral and royalty interests that represent approximately 3% of our proved reserves as of December 31, 2025. The table below illustrates the aggregate leasehold acreage positions, reserve volumes and weighted average decline profiles associated with our proved assets as of December 31, 2025 by our major operating areas.

	Net Acres	Net Proved Reserves (1)	% Oil & Liquids (1)	Net PD Reserves (1)	2025 Total Net Production	Net Proved PV-10 (1)(2)	Net PD PV-10 (1)(2)
Operating Area
	(M)	(MMBoe)		(MMBoe)	(MBoe)	(MM)	(MM)
Working interest
Eagle Ford	532	537	56%	386	62,702	$4,550	$3,830
Permian	336	350	69%	323	3,983	$3,066	$2,901
Uinta	139	51	57%	37	8,530	$528	$444
Total Working interest	1,019	950	61%	758	92,383	$8,213	$7,244
Minerals and royalties	443	26	59%	18	2,634	$420	$273

(1)Our reserves and present value (discounted at ten percent, or PV-10) were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For oil and NGL volumes, the average WTI posted price of $65.34 per barrel as of December 31, 2025, was adjusted for items such as gravity, quality, local conditions, gathering, transportation fees and distance from market. For natural gas volumes, the average Henry Hub Index spot price of $3.39 per MMBtu as of December 31, 2025, was similarly adjusted for items such as quality, local conditions, gathering, transportation fees and distance from market. All prices are held constant throughout the lives of the properties. The average adjusted realized product prices over the remaining lives of the properties are $64.42 per barrel of oil, $2.24 per Mcf of natural gas and $19.36 per barrel of NGLs.
(2)Reflects the Net Proved and Net PD present values reflected in our proved reserve estimates as of December 31, 2025. PV-10 is not a financial measure prepared in accordance with GAAP because it does not include the effects of income taxes on future revenues. Our Standardized Measure was $7.8 billion as of December 31, 2025. See “Oil, natural gas and NGL reserve data” for additional discussion.

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

•As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of the executive management team, the Manager is entitled to receive:

(i) compensation from us equal to $78.5 million per annum (the "Manager Compensation"), as of December 31, 2025. Such compensation expense is included in General and administrative expenses on our consolidated statements of operations. As our business and assets expand, the Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of primary equity securities by us (including in connection with acquisitions).

(ii) a performance-based incentive grant pursuant to which the Manager is targeted to receive up to 10% of outstanding Class A Common Stock based on the achievement of certain performance-based measures (the "Incentive Compensation"). The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. Performance goals are evaluated on absolute stock price performance and relative stock price performance versus a set of our peers and there is no vesting based solely on time. Based on the level of achievement with respect to the performance goals applicable to such tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled so long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche.

(iii) reimbursement for the Manager's documented costs or expenses incurred by the Manager on behalf of us (other than normal overhead expenses relating to the business or operations of the Manager). These costs and expenses include, among other things, rent, taxes, fees related to regulatory compliance, costs related to IT services and other costs related to identifying, evaluating and structuring investments.

•The Management Agreement was amended in 2025 and 2024 to cap the increase of the Manager Compensation in connection with the Vital Energy Merger, SilverBow Merger and Ridgemar Acquisition.

•The Management Agreement has a three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter. Upon the written notice to the Manager at least 180 days prior to the expiration of the initial term or any automatic renewal term, we may, without cause, decline to renew the Management Agreement upon the affirmative determination by at least two-thirds of our independent directors reasonably and in good faith that (1) there has been unsatisfactory long-term performance by the Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) the fees payable to the Manager, in the aggregate, are materially unfair and excessive compared to those that would be charged by a comparable asset manager managing assets comparable to our assets, subject to the Manager’s right to renegotiate the fees. In the event of such a termination, we shall pay the Manager a termination fee equal to three (3) times the sum of (i) the average annual Manager Compensation and (ii) the average of the Incentive Compensation (but only with respect to the fully vested portion thereof as of the termination date), in each case earned by the Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination.

Properties

Summary of our assets

Leasehold acreage
Our long-life, balanced portfolio combines significant cash flow from stable production with a deep, high-quality development inventory located in the Eagle Ford, Permian and Uinta Basins. We believe that our leasehold acreage position is further enhanced and complemented by our additional interests in mineral and royalty acreage across premier U.S. oil and natural gas basins, primarily operated by large, well-capitalized companies, with a core focus in the Eagle Ford. We had leasehold interests in an aggregate of 1.0 million net acres as of December 31, 2025, 960 thousand of which we were designated as operator. We are responsible for our pro rata share of capital expenditures and lease operating expenses for the operated and non-operated working interests within our leasehold acreage based on our percentage working interest and we are entitled to revenues derived from such interest based on our net revenue interest, which generally equals our working interest in such property less any royalties and production payments and any overriding royalty and net profits interests burdening the property.

Mineral and royalty interests
In addition to our leasehold acreage, we own mineral and royalty interests. As of December 31, 2025, we owned mineral and royalty interests in 1.2 million gross acres across premier U.S oil and natural gas basins, primarily operated by large, well-capitalized oil and natural gas companies, with a core focus in the Eagle Ford. As of December 31, 2025, approximately 76% of our mineral acres in oil and gas producing basins are leased, and as part of those lease agreements, we have retained a royalty interest, which is a cost-free percentage of production revenue that expires upon termination of the lease, at which time the entire mineral interest reverts to us. These interests and our overriding royalty interests entitle us to receive a royalty on all production from such acreage with no additional future capital or operating costs required.

Midstream infrastructure
We own midstream assets, which provide services to our upstream assets and other customers. This includes a 12.0% interest in the Springfield Gathering System in the Eagle Ford Shale in Dimmit, La Salle and Webb Counties of southeast Texas, which is operated by Western Midstream Partners, LP (NYSE: WES) and includes both oil and gas gathering systems.

Our operating areas
Our main operating areas include the Eagle Ford, Permian, Uinta and Minerals and Royalties. The table below describes the net acreage, net productive wells, production and proved reserve amounts for each of our major geographic areas for the year ended and as of December 31, 2025:

Geographic Area	Net Acres	Net Productive Wells	2025 Production	Proved Reserves
	(M)		(MBoe)	(MMBoe)
Working interest
Eagle Ford	532	3,600	62,702	537
Permian	336	3,735	3,983	350
Uinta	139	387	8,530	51
Total Working interest	1,019	7,945	92,383	950
Minerals and royalties	443	103	2,634	26

Oil, natural gas and NGL reserve data

The following table summarizes our estimated net proved reserves as of December 31, 2025 based on evaluations prepared in accordance with SEC Pricing, including the provisions of the SEC rule regarding reserve estimation regarding a historical twelve month pricing average applied prospectively.

	As of December 31,
	2025 (1)	2024 (1)
Net Proved Reserves:
Oil (MBbls)	359,695	297,690
Natural gas (MMcf)	2,278,059	1,595,059
NGLs (MBbls)	236,146	145,716
Total Proved Reserves (MBoe)	975,518	709,251
Standardized Measure (millions) (2)	$7,756	$5,704
PV-0 (millions) (2)	$14,462	$11,108
PV-10 (millions) (2)	$8,633	$6,459
Net Proved Developed Reserves:
Oil (MBbls)	275,734	193,611
Natural gas (MMcf)	1,819,476	1,342,718
NGLs (MBbls)	197,366	109,223
Total Proved Developed Reserves (MBoe)	776,346	526,622
PV-0 (millions) (2)	$11,774	$7,651
PV-10 (millions) (2)	$7,517	$4,867
Net Proved Undeveloped Reserves:
Oil (MBbls)	83,961	104,079
Natural gas (MMcf)	458,583	252,341
NGLs (MBbls)	38,780	36,493
Total Proved Undeveloped Reserves (MBoe)	199,172	182,629
PV-0 (millions) (2)	$2,688	$3,457
PV-10 (millions) (2)	$1,116	$1,592

(1)Our reserves and present value (discounted at ten percent, or PV-10) were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For oil and NGL volumes, the average WTI posted price of $65.34 per barrel and $75.48 per barrel as of December 31, 2025 and 2024, was adjusted for items such as gravity, quality, local conditions, gathering, transportation fees and distance from market. For natural gas volumes, the average Henry Hub Index spot price of $3.39 per MMBtu and $2.13 per MMBtu as of December 31, 2025 and 2024, was similarly adjusted for items such as quality, local conditions, gathering, transportation fees and distance from market. All prices are held constant throughout the lives of the properties. The average adjusted realized product prices over the remaining lives of the properties are $64.42 per barrel of oil, $2.24 per Mcf of natural gas and $19.36 per barrel of NGLs as of December 31, 2025. The average adjusted product prices over the remaining lives of the properties were $72.69 per barrel of oil, $1.74 per Mcf of natural gas and $23.81 per barrel of NGLs as of December 31, 2024.
(2)Present value (discounted at PV-0 and PV-10) is not a financial measure calculated in accordance with GAAP because it does not include the effects of income taxes on future net revenues. None of PV-0, PV-10 and Standardized Measure represent an estimate of the fair market value of our oil and natural gas properties. Our PV-0 measurement does not provide a discount rate to estimated future cash flows. PV-0 therefore does not reflect the risk associated with future cash flow projections like PV-10 does. PV-0 should therefore only be evaluated in connection with an evaluation of our PV-10 and Standardized Measure. We believe that the presentation of PV-0 and PV-10 is relevant and useful to its investors as supplemental disclosure to the Standardized Measure because they present future net cash flows attributable to our reserves prior to taking into account future income taxes and our current tax structure. The PV-0 and PV-10 income tax amounts included in the Standardized Measure but not included in PV-0 and PV-10 were $1,308.2 million and $877.5 million, respectively. We and others in our industry use PV-0 and PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. Investors should be cautioned that none of PV-0, PV-10 and Standardized Measure represent an estimate of the fair market value of our proved reserves.

Preparation of reserve estimates

Our reserve estimates as of December 31, 2025 are based on evaluations either prepared or audited by Ryder Scott Company, L.P. Our Independent Reserve Engineers were selected for their historical experience and geographic expertise in engineering similar resources. Our reserve estimation process is a collaborative effort overseen by our Vice President of Corporate Reserves, who has over 19 years of experience in the estimation and evaluation of petroleum reserves. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs to formulate our reserves estimates. The preparation of our proved reserve estimates is completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

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

The technical leads responsible for preparing our reserves estimates at December 31, 2025 from Ryder Scott Company, L.P. have over 24 years of industry experience.

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

Proved undeveloped reserves (PUDs)

Our PUDs will be converted from undeveloped to developed as the applicable wells have been drilled or completed and have minimal capital remaining to bring the well onto production. The changes to our PUDs that occurred during the year are summarized in the table below:

2025
(MBoe)
Balance at December 31, 2024	182,629
Purchases of reserves in place	31,240
Extensions and discoveries	64,791
Revisions of previous estimates	(34,239)
Sales of reserves in place	(3,813)
Transfers to proved developed	(41,436)
Balance at December 31, 2025	199,172

Purchases of reserves in place of 31.2 MMBoe during the year ended December 31, 2025 primarily relate to PUD locations added as part of the Vital Energy Merger, the Ridgemar Acquisition and the Minerals Acquisition. Revisions of previous estimates during the year ended December 31, 2025 were primarily due to changes in the drill plan driven by commodity prices and revisions to PUD locations on acquired assets, which created a reprioritization of our capital program and adjustments to our five-year development plan. Our extensions of 64.8 MMBoe primarily relate to operatorship enhancements and positive results from acreage expansion, development optimization, reprioritization of drilling in response to commodity pricing and expanding our Austin Chalk formation. Additionally, during the year ended December 31, 2025, we spent $399.9 million to convert 41.4 MMBoe to proved developed reserves.

All such PUD reserves are scheduled to be developed within five years from their booking date. The PUD reserves are spread across multiple assets primarily in Texas and Utah. Our PUD reserves represent only reserves that are scheduled, based on such plan, to be developed within five years from the date such locations were initially disclosed as PUDs; however, our five-year development plan may not contemplate a uniform (i.e., 20% per year) conversion of PUD reserves. At December 31, 2025, we estimate that our future development costs relating to the development of PUD reserves are $820 million in 2026, $625 million in 2027 and $441 million in 2028, $362 million in 2029 and $73 million in 2030. We believe cash flow from operations and availability under the Revolving Credit Facility will be sufficient to cover these estimated future development costs.

Oil, natural gas and NGL production prices and operating costs

Production and price history

The following table sets forth production, price and cost data for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
Net Production:
Working interest Eagle Ford
Oil (MBbls)	25,037	15,813	8,746
Natural gas (MMcf)	146,635	82,394	22,938
NGLs (MBbls)	13,226	8,778	3,271
Total (MBoe)	62,702	38,323	15,840
Average daily production (MBoe/d)	172	105	43
Working interest Uinta
Oil (MBbls)	5,227	5,828	6,499
Natural gas (MMcf)	19,819	19,061	18,954
Total (MBoe)	8,530	9,005	9,658
Average daily production (MBoe/d)	23	25	26

	Year Ended December 31,
	2025	2024	2023
Working interest Permian
Oil (MBbls)	1,876	1,340	1,585
Natural gas (MMcf)	6,579	5,098	6,537
NGLs (MBbls)	1,011	687	859
Total (MBoe)	3,983	2,877	3,534
Average daily production (MBoe/d)	11	8	10
Minerals and royalties
Oil (MBbls)	875	778	619
Natural gas (MMcf)	7,751	6,986	7,790
NGLs (MBbls)	467	440	408
Total (MBoe)	2,634	2,382	2,325
Average daily production (MBoe/d)	7	7	6
Total
Oil (MBbls)	38,139	29,945	24,287
Natural gas (MMcf)	236,978	183,227	130,629
NGLs (MBbls)	17,382	13,154	8,475
Total (MBoe)	95,017	73,637	54,533
Average daily production (MBoe/d)	260	201	149
Average Realized Prices (before effects of derivatives):
Working interest Eagle Ford
Oil (per Bbl)	$64.34	$74.07	$75.22
Natural gas (per Mcf)	$3.05	$1.91	$2.26
NGLs (per Bbl)	$23.20	$24.79	$25.89
Working interest Uinta
Oil (per Bbl)	$52.96	$60.91	$61.87
Natural gas (per Mcf)	$1.52	$1.25	$3.65
Working interest Permian
Oil (per Bbl)	$59.73	$75.99	$74.97
Natural gas (per Mcf)	$0.84	$0.68	$1.77
NGLs (per Bbl)	$14.35	$20.55	$18.67
Minerals and royalties
Oil (per Bbl)	$61.90	$74.06	$76.19
Natural gas (per Mcf)	$2.99	$1.85	$2.65
NGLs (per Bbl)	$22.62	$25.66	$22.07
Total
Oil (per Bbl)	$62.21	$71.14	$72.09
Natural gas (per Mcf)	$2.84	$1.91	$2.84
NGLs (per Bbl)	$22.47	$24.10	$22.76
Average Production Costs per Boe:
Working interest Eagle Ford	$12.87	$13.98	$19.70
Working interest Uinta	$8.79	$7.55	$10.11
Working interest Permian	$16.51	$19.26	$20.06
Minerals and royalties	$3.60	$4.14	$4.64
Total	$15.48	$15.86	$19.04

Wells

The following table sets forth information regarding our productive wells as of December 31, 2025:

	Working Interest Assets			Mineral and Royalty Interests
	Gross	Net	Average Working Interest	Gross	Net	Average Net Revenue Interest
Natural gas	2,942	1,821.3	62%	2,435	26.6	1%
Oil	9,757	6,123.7	63%	3,246	76.4	2%
Total	12,699	7,945.0	63%	5,681	103.0	2%
Leasehold acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2025.

	Gross	Net
	(in thousands)
Working interest
Developed Acres	1,367	896
Undeveloped Acres	246	123
Total Net Acres	1,613	1,019

Mineral Acres (1)	1,118	443

(1)Mineral acres exclude 119 thousand gross acres in which we have an overriding royalty interest.

Our undeveloped acreage, as used herein, means acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not the acreage contains proven reserves or is held by production.

Undeveloped acreage expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2025 that will expire in 2026, 2027, 2028 and 2029 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

	2026	2027	2028	2029
	(in thousands)
Net undeveloped acres	8	14	5	3

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

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	380	108.1	297	79.4	242	67.5
Dry holes	—	—	—	—	—	—
Total Development	380	108.1	297	79.4	242	67.5
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total Exploratory	—	—	—	—	—	—
Total Wells:
Productive	380	108.1	297	79.4	242	67.5
Dry holes	—	—	—	—	—	—
Total	380	108.1	297	79.4	242	67.5

As of December 31, 2025, we were not a party to any long-term drilling rig contracts. The following table provides our wells in progress, as well as the various stages of such progress, at December 31, 2025 and includes wells in which we have a working interest but are not the operator.

	Gross	Net
Well Status:
Drilling	22	14.7
Waiting on completion	37	28.4
Being completed, not producing	14	7.4

Delivery commitments

We are party to various long-term agreements that require us to physically deliver crude oil and natural gas. These delivery commitments require us to deliver 55 MMBoe in 2026 and 151 MMBoe thereafter. These commitments are contracted marketing and gathering arrangements that require delivery of a fixed and determinable quantity of crude oil, natural gas, or NGLs in the future. We believe that our current production and reserves are sufficient to satisfy the majority of these commitments and alternatively we could purchase sufficient volumes of oil, natural gas and NGL in the market at prevailing index-related prices to satisfy the commitments, if needed. We incurred shortfalls related to some of our gathering and transportation commitments and as a result paid $2.0 million, $6.6 million and $15.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

During the years ended December 31, 2025, 2024 and 2023, we sold oil and natural gas production representing 10% or more of total revenues to the following purchasers:

	Year Ended December 31,
	2025	2024	2023
Shell Trading US Company	21.4%	23.7%	18.3%
ConocoPhillips	13.5%	16.5%	*
Enterprise Products Partners L.P.	11.7%	*	*

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

Human Capital Measures

Employees

We manage our operations through (i) management and corporate-level services provided by the Manager and (ii) asset-level services and operations provided by our approximately 1,066 employees, as of December 31, 2025, that dedicate all or substantially all of their time to our business. We hire independent contractors on an as-needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

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

We own an interstate liquids pipeline through a consolidated subsidiary that is considered a common carrier pipeline subject to regulation by FERC under the ICA. Unless we obtain a waiver of the applicable provisions, the ICA requires that we maintain tariffs on file with FERC for interstate movements of liquids on our pipelines. Those tariffs set forth the rates we charge for providing transportation services as well as the rules and regulations governing these services. The ICA requires that tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, be just and reasonable and non-discriminatory. Many FERC-regulated liquids pipelines, including ours, use the FERC indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances. For those pipelines that use the FERC indexing methodology, FERC reviews the index formula every five years to determine whether a change in the methodology is required or, if not, to determine the appropriate index for the subsequent five-year period. On January 20, 2022, FERC issued an order on rehearing of its December 17, 2020 Order Establishing Index Level in which the FERC reduced the oil pricing index factor for oil pipelines to use for the current five-year period (the “Rehearing Order”). On July 26, 2024, the D.C. Circuit vacated the Rehearing Order, and, on September 17, 2024, the FERC issued its September 17, 2024 Order Reinstating Index Level, which reinstated the original PPI-FG+0.78% index level and indicated the FERC will address additional issues related to the D.C. Circuit decision in a subsequent order.

On October 17, 2024, the FERC issued a supplemental notice of proposed rulemaking in which the FERC proposed to prospectively adopt the PPI-FG-0.21% index that was vacated by the D.C. Circuit and instituted a notice-and-comment process. On November 20, 2025, the FERC withdrew the October 17, 2024 supplemental notice of proposed rulemaking and confirmed that the PPI-FG+0.78% index established in December 2020 will remain in place through June 30, 2026. On the same day, the FERC approved limited relief for pipelines. Oil pipelines with index-based rates may recover applicable rate differences from March 1, 2022 to September 17, 2024 but only if such pipelines charged the maximum rate allowed under the applicable index ceiling during the relevant time period. Parties have since filed requests for clarification or rehearing to determine whether pipelines may recover rate differences in other scenarios.

From time to time, we might enter into arrangements to transport liquids on an affiliated ICA-jurisdictional pipeline, and FERC may more heavily scrutinize agreements between ICA jurisdictional pipelines and their affiliates. On December 15, 2022, FERC issued a Proposed Policy Statement on Oil Pipeline Affiliate Committed Service seeking comments on a new framework for FERC to analyze agreements between an ICA-jurisdictional pipeline and an affiliated shipper. Under the Proposed Policy Statement, if following an open season, the only shipper agreeing to the noticed service is an affiliate of the pipeline, then FERC would presume the contract is unduly discriminatory and not just and reasonable and require the affiliates to rebut that presumption with additional evidence supporting the justness and reasonableness of the agreement. Comments on the Proposed Policy Statement were due in the spring of 2023. Notices of proposed policy statements are not final rules and FERC’s determination regarding changes to current practices are not required to be completed within a specific timeframe or at all. Additionally, on December 16, 2022, FERC issued an order in FERC Docket No. OR17-2-001 that clarified FERC’s rules and practices enforcing the ICA’s prohibition on certain transactions on ICA jurisdictional pipelines and affiliated shippers. Under FERC’s clarification of the ICA, FERC also will scrutinize transactions between jurisdictional pipelines and affiliated shippers to ensure a common parent company is not subsidizing transportation service on the pipeline. FERC’s treatment of contracts between affiliates on ICA jurisdictional pipelines has been changing in recent years, and it is difficult to predict the level and type of scrutiny that will be applied in the future and the extent to which affiliate contracts may be limited.

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

Water discharges

The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including spills and leaks of oil and other natural gas wastes, into or near waters of the United States or state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The discharge of dredge and fill material into regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of these regulated waters has been subject to controversy in recent years, with the Corps and the EPA pursuing several rulemakings since 2015 in an attempt to define the scope of waters of the United States (“WOTUS”). In September 2023, the EPA published a final rule incorporating the Supreme Court of the United States’ decision in Sackett v. EPA, which adopted the “continuous surface connection” test to determine if wetlands are WOTUS. However, the September 2023 rule did not define the term “continuous surface connection.” In November 2025, the EPA and the Corps proposed a rule to further update and narrow the September 2023 definition of WOTUS, again guided by the Sackett v. EPA decision. To the extent any judicial ruling, administrative rulemaking or other action further changes the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits, including for dredge and fill activities in wetland areas.

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

Air emissions

The CAA and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and other requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in 2018. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 parts per billion; however, several groups filed litigation and in October 2021, the EPA announced that it would reconsider the 2020 decision. In August 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. The EPA announced an updated reconsideration of the ozone NAAQS in March 2025. To the extent more stringent standards are implemented, we could be required to incur further costs for pollution control equipment or other compliance measures.

State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in December 2023, the EPA issued a final rule that established OOOOb as a more stringent new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc, in line with the Trump Administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending. Separately, in August 2022, the IRA 2022 was signed into law, which amended the CAA to establish the first ever federal fee on excess methane emissions from sources required to report their GHG emissions to the EPA, including certain oil and gas operations. In November 2024, the EPA issued a final rule implementing the methane emissions charge, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, under the One Big Beautiful Bill Act, Congress delayed the implementation of the methane emissions fee until 2034. Compliance with the methane emissions charge and other air pollution control and permitting requirements has the potential to delay the development of natural gas projects and increase our costs of development, which costs could be significant.

Additionally, in March 2025, the EPA announced formal reconsideration of the 2009 “Endangerment Finding”—a declaration that various greenhouse gases endanger public health and welfare and welfare and the basis for the majority of the EPA’s GHG-related regulations. In February 2026, the Trump administration finalized a rule repealing the Endangerment Finding. It is uncertain at this time what impact the repeal of the Endangerment Finding will have on such regulations.

Climate change

Climate change continues to attract considerable public and scientific attention. As a result, our operations as well as the operations in which we have a working interest but are not the operator are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHG. At the federal level, no comprehensive climate change law or regulation has been implemented to date. However, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, California, through CARB has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented LCFS and associated tradable credits that require a progressively lower carbon intensity of the state’s fuel supply than baseline gasoline and diesel fuels. Such programs work alongside increased regulation by California seeking to reduce both the supply and demand for fossil fuels in the state, to include, for example, the phasing out of the sale of vehicles with internal combustion engines. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado. Colorado has begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In October 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conversation Commission) finalized rules that require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The rules would set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas.

Litigation risks regarding the threat of climate change are also increasing, as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There have also been certain financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies concerned about potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders may elect not to provide funding for fossil fuel energy companies, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law which require, respectively, for entities “doing business" in California and that exceed applicable annual revenue thresholds, disclosure of Scope 1, 2 and 3 GHG emissions and a climate-related financial risk report. Both laws are subject to litigation, with the U.S. Court of Appeals for the Ninth Circuit recently enjoining the CRFRA. California also passed the Voluntary Carbon Market Disclosures Act, which places disclosure obligations on companies that purchase or use voluntary carbon offsets and make “net zero”, “carbon neutral”, or similar claims. This law took effect at the beginning of 2024. Although the ultimate impact of these laws on our business is uncertain, they may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Separately, the federal government has also pursued further restriction of hydraulic fracturing and other oil and gas development on federal lands, although this has lessened following the change of presidential administrations. In March 2024, the BLM finalized a rule that requires operators to limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator's methane waste minimization plan is insufficient. The rule was challenged by various states, although the litigation is currently being held in abeyance while the Trump Administration considers revisions to the rule. In December 2025, the BLM announced it would delay enforcement of the impending regulatory compliance deadlines under that rule. Separately, in April 2024, the BLM finalized a rule to update the fiscal terms of federal oil and gas leases, which increases fees, rents, royalties, and bonding requirements. The rule also adds new criteria for BLM to consider when determining whether to lease nominated land, including the presence of important habitats or wetlands, the presence of historical properties or sacred sites, and recreational use of the land. To the extent we are unable to obtain the leases, permits, or other authorizations required for our operations or business strategy, our business performance and results of operations may be adversely affected.

At the state level, several states, including Texas, have adopted or are considering legal requirements that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. For example, Colorado has adopted more stringent setbacks for oil and gas development and, in October 2024, adopted final rules that would apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions targets for oil and gas operators. In California, Senate Bill No. 1137 was signed into law in September 2022, establishing 3,200 feet as the minimum distance between new oil and gas production wells and certain sensitive receptors such as homes, schools or parks effective January 1, 2023, although certain compliance deadlines have been delayed due to the signing of Assembly Bill 218 in September 2024. Local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, in January 2023, the Board of Supervisors of Los Angeles County in California adopted an ordinance prohibiting new oil wells and production facilities in all zones, designating existing oil wells and production facilities as nonconforming uses in all zones and establishing regulations for existing oil wells and production facilities, to include the phasing out of existing operations. Moreover, existing oil and gas facilities within the setback zone in Los Angeles County are impacted by Senate Bill No. 1137. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the NEPA. NEPA requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of an environmental assessment and, if necessary, an environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action have the potential to significantly impact the environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, may increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases. There have been several recent developments regarding the NEPA regulatory regime. Most recently, following a Trump Administration Executive Order, in February 2025, the White House’s Council on Environmental Quality (“CEQ”) released an interim final rule rescinding its regulations implementing NEPA. Federal agencies have begun the process of preparing their own new or updated NEPA-implementing rules or guidelines, with the first batch of updates released in July 2025. In May 2025, the Supreme Court issued an opinion in Seven County Infrastructure Coalition v Eagle County emphasizing the “substantial judicial deference” that courts must grant agencies when considering NEPA challenges. And, in September 2025, CEQ issued new guidance to federal agencies implementing NEPA encouraging them to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process. The impact of these developments remains unclear at this time.

Endangered Species Act and Migratory Bird Treaty Act

The ESA restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the MBTA. We may conduct operations on natural gas leases in areas where certain species that are or could be listed as threatened or endangered are known to exist. For example, in May 2024, the FWS issued a final rule listing the Dunes Sagebrush Lizard as endangered under the ESA (although that decision has been challenged) and, in November 2022, the FWS formally listed two distinct population segments of the lesser prairie-chicken under the ESA. However, the U.S. District Court for the Western District of Texas vacated the rule for the northern distinct population segment in March 2025. In August 2020, the FWS and the National Marine Fisheries Service issued three rules amending the implementation of the ESA regulations, among other things revising the process for listing species and designating critical habitat. A coalition of states challenged the three rules and, after the final rules were remanded, the FWS and NMFS revised the three rules. The revised regulations for classifying species and designating critical habitat, interagency cooperation, and protecting endangered and threatened species were finalized on April 5, 2024.

Under the MBTA, the taking, killing or possessing of migratory birds is unlawful without a permit. In April 2025, the DOI issued a memorandum that reinstated the interpretation that the MBTA’s prohibition only applied to “affirmative actions that have as their purpose the taking or killing of migratory birds, their nests, or their eggs.”

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

•increased end-user conservation;

•political and economic conditions, such as the conflicts in Ukraine, Venezuela and the Middle East, in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

•political and economic conditions in or affecting major LNG consumption regions or countries, particularly Asia and Europe;

•actions of OPEC, including the ability and willingness of the members of OPEC and other exporting nations to agree to and maintain oil price and production controls, including the anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia and Venezuela;

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

We have consolidated our business over time through acquisitions, including the Ridgemar Acquisition and the Vital Energy Merger, and there are risks associated with integration of all of these assets, operations and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.

We intend to pursue a strategy focused on both reinvestment and future acquisitions, which is designed to obtain the optimal risk adjusted returns through commodity cycles. Accordingly, in the future we may make acquisitions of businesses, assets or properties that we expect to complement or expand our current assets. For example, in 2025, we acquired certain exploration and production assets in the state of Texas pursuant to the Ridgemar Acquisition and the Vital Energy Merger. However, we may not be able to identify attractive acquisition opportunities in the future. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any completed acquisition, including the Ridgemar Acquisition and the Vital Energy Merger, will depend on our ability to integrate effectively the acquired business, asset or property into our existing operations. The process of integrating acquired businesses, assets and properties may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. For example, as with other operators in the area, certain potential midstream constraints may create operational challenges for us in the Permian and Uinta Basin. The integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue.

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

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our SEC reserves are based upon average commodity prices over the prior 12 months, which may not reflect actual prices received for our production. For example, our reserve volumes and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $65.34 per Bbl of oil and $3.39 per MMBtu of natural gas as of December 31, 2025, which, in the case of oil, are higher than the five-year NYMEX forward curve range of $56.91 to $61.14 per Bbl and, in the case of natural gas, below the five-year NYMEX forward curve range of $3.08 to $4.74 per Mcf. Accordingly, you are cautioned not to place undue weight on our reserve volumes or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. The reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, our drilling program, production levels, and operating and development costs. Our ability to develop any identified drilling location is subject to various limitations and any drilling activities we are able to conduct may not be successful. As a result, our actual drilling activities may materially differ from those presently identified and could result in downward revisions of estimated proved reserves. In addition, loss of production and leasehold rights due to mechanical failure or depletion of wells and our inability to re-establish their production may occur in certain cases. Production from wellbores may be affected by nearby fracturing activities by offset operators or us, resulting in reserve revisions.

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

You should not assume that the present value of future net revenues from our proved reserves, as reflected in our Standardized Measure, PV-0 value and PV-10 value, is the current market value of our estimated oil and natural gas reserves. We currently base the estimated discounted future net revenues from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months. For example, our reserve volumes, PV-0 and PV-10 as disclosed in this Annual Report are based on assumed commodity prices of $65.34 per Bbl of oil and $3.39 per MMBtu of natural gas as of December 31, 2025, which, in the case of oil, is higher than the five-year NYMEX forward curve range of $56.91 to $61.14 per Bbl and, in the case of natural gas, below the five-year NYMEX forward curve range of $3.08 to $4.74 per Mcf. Accordingly, you are cautioned not to place undue weight on our reserve volumes, PV-0 or PV-10 based on such pricing when evaluating our financial condition or an investment in our securities. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

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

The unavailability or high cost of equipment, supplies, personnel and oilfield services, due to, among other things, potential tariffs, commodity price volatility or supply constraints as a result of the conflicts in Ukraine, Venezuela and the Middle

East, elevated interest rates and associated policies of the Federal Reserve or otherwise could adversely affect our ability to execute development and exploitation plans on a timely basis and within budget, and consequently could materially and adversely affect our anticipated cash flow.

We utilize third-party services to maximize the efficiency of our operation. The cost of oilfield services typically fluctuates based on demand for those services, and the increase in commodity prices and supply constraints due to tariffs, the conflicts in Ukraine, Venezuela and the Middle East, elevated interest rates and associated policies of the Federal Reserve or otherwise has increased the cost of oilfield services. While we currently have excellent relationships with oilfield service companies, there is no assurance that we will be able to contract for such services on a timely basis or that the cost of such services will remain at a satisfactory or affordable level. Shortages or the high cost of equipment, supplies or personnel could delay or adversely affect our development and exploitation operations, which could have a material and adverse effect on our business, financial condition or results of operations.

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

Recovery of PUDs requires significant capital expenditures and successful drilling operations. At December 31, 2025, approximately 199.2 MMBoe of our total estimated proved reserves were undeveloped. The reserve data included in our reserve reports assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of our estimated net proved reserves as of December 31, 2025 assumes that we will spend $2.4 billion to develop our estimated PUDs. Although cost and reserve estimates attributable to our oil and natural gas reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop our estimated PUDs, and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Additionally, extended declines in commodity prices will reduce the future net revenues of our estimated PUDs and may result in some projects becoming uneconomical. Further, our drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material and adverse effect on our financial condition, results of operations and future cash flows.

Our development opportunities are scheduled to be developed over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such development. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.

As of December 31, 2025, we have undrilled locations, including both PUD drilling locations and unproved drilling locations. These drilling locations represent a meaningful part of our future development strategy. Our ability to drill and develop these drilling locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system, marketing and transportation constraints, regulatory approvals, labor, takeaway capacity and other factors. Because of these uncertain factors, we do not know if the drilling locations will ever be developed or if we will be able to produce oil or natural gas from these drilling locations at anticipated levels or at all. In addition, unless production is established within the spacing units covering the undeveloped acreage on which some of the locations are located, the leases for such acreage will expire. Therefore, our actual development activities may materially differ from those presently contemplated.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage, the primary term is extended through continuous drilling provisions or the leases are renewed.

As of December 31, 2025, approximately 96% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. Some of our leases also expire as to certain depths if continuous drilling obligations are not met. If our leases expire in whole or in part and we are unable to renew the leases, we will lose the right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.

In the future, we may shut-in some or all of our production depending on market conditions, storage or transportation constraints and contractual obligations, and any prolonged shut-in of our wells could result in the expiration, in whole or in part, of the related leases, which could adversely affect our reserves, business, financial condition and results of operations.

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

•our ability to maintain or enter into new relationships with project partners and independent contracts; and

•our access to capital.

We may also be unable to make attractive acquisitions or asset exchanges, which could inhibit our ability to grow, or could experience difficulty integrating any acquired assets and operations. It may be difficult to identify attractive acquisition opportunities and, even if such opportunities are identified, our debt agreements (including the indentures that govern the Senior Notes (as defined below)) contain limitations on our ability to enter into certain transactions, which could limit our future growth.

Our operations are dependent on third-party service providers.

We contract with third-party service providers to support our operations. These contracted services are generally provided pursuant to master services agreements entered into between the third-party service providers and our operating subsidiaries. Although we have our own employees, our ability to conduct operations and generate revenues is dependent on the availability and performance of those third-party service providers and their compliance with the terms of their respective master service agreements (as further described under "Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence—KKR Funds"). We cannot guarantee that we will be successful in either retaining the services of our current third-party service providers or contracting with alternative service providers in the event that our current contractors discontinue providing services to us or fail to meet their obligations under their respective master services agreements. Any failure to retain the services of our current service providers or locate alternatives will negatively affect our ability to generate revenues and continue and expand our operations. Please see "Part I., Items 1 and 2. Business and Properties—Employees" for more information.

Inflationary issues and associated changes in monetary policy previously have resulted in and such issues, as well as certain proposed tariffs, may in the future result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

The U.S. inflation rate remained relatively stable through 2024 and 2025, after an extended period of rising rates, which began in 2022. These inflationary pressures resulted in additional increases to the costs of our oilfield goods, services and personnel, which in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation during such period likewise caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times during such period. Although the U.S. Federal Reserve reduced benchmark interest rates in 2024 and 2025, and may continue to reduce rates in 2026, to the extent such rates remain elevated above historic levels, we may continue to experience higher costs and may encounter further cost increases for our operations, including oilfield services, labor costs and equipment if our drilling activity increases.

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

Pursuant to our Management Agreement, the Manager provides us with our senior management team and provides certain other management services. However, in each case such resources are not fully dedicated to our assets and operations, and the allocation of such resources is generally within the Manager’s discretion. See "Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Agreement.” Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the Manager’s personnel. We can offer no assurance that the Manager will continue to provide services to us or that we will continue to have access to the Manager’s personnel. The Management Agreement had an initial three-year term, was automatically renewed on December 7, 2024 for an additional three-year term ending December 7, 2027, and will have automatic three-year renewals thereafter. Upon the written notice to the Manager at least 180 days prior to the expiration of the initial term or any automatic renewal term, we may, without cause, decline to renew the Management Agreement upon the affirmative determination of at least two-thirds of its independent directors reasonably and in good faith, that (1) there has been unsatisfactory long-term performance by the Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) the fees payable to the Manager, in the aggregate, are materially unfair and excessive compared to those that would be charged by a comparable asset manager managing assets comparable to our assets, subject to Manager’s right to renegotiate the fees. If the Management Agreement is terminated and no suitable replacement is found to provide management and operating services for our oil and natural gas assets, we may not be able to execute our business plan, and our financial condition and results of operation may be materially and adversely affected.

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

Our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) contains a provision that, to the maximum extent permitted under the law of the State of Delaware, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, business opportunities that are from time to time presented to our officers, directors, the Preferred Stockholder or any partner, manager, member, director, officer, stockholder, employee or agent or affiliate of any such holder. We believe that this provision, which is intended to provide that certain business opportunities are not subject to the “corporate opportunity” doctrine, is appropriate, as the Preferred Stockholder and its affiliates invest in a wide array of companies, including companies with businesses similar to us. As a result of this provision, we may not be offered certain corporate opportunities which could be beneficial to us and our stockholders.

Properties we have recently acquired or may acquire in the future may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.

Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, future oil and gas prices and their applicable differentials, development and operating costs, and potential liabilities, including environmental liabilities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review may not reveal all existing or potential problems. In the course of due diligence, we may not review every well, pipeline or associated facility. We cannot necessarily observe structural and environmental problems, such as pipe corrosion or groundwater contamination, when a review is performed. We may be unable to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property or the contractual indemnities we obtain may be insufficient. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations. For these reasons, the properties we will acquire in connection with any future acquisitions may not produce as expected, which could have a material and adverse effect on our financial condition and results of operations.

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

A decline in future oil or natural gas prices, or other factors, could cause an impairment write-down of capitalized costs and a non-cash charge against future earnings. For example, during the year ended December 31, 2025, we recorded impairment charges of $254.6 million, including an impairment of $233.7 million to write down the carrying value of associated oil and natural gas properties to the estimated transaction price less cost to sell. During the year ended December 31, 2024, we recorded an impairment expense of $161.5 million related to oil and natural gas properties that were determined not to be recoverable.

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

The disposal of fluids gathered from oil and natural gas producing operations in underground disposal wells has been pointed to by some groups and regulators as a potential cause of increased induced seismic events in certain areas of the country, particularly in Oklahoma, Texas, Colorado, Kansas, New Mexico and Arkansas. Several states have adopted or are considering adopting laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing those requirements may issue orders directing certain wells in areas where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, the TRC has suspended produced water handling permits and introduced injection volume curtailments within the boundaries of certain Seismic Response Areas. Similarly, in Oklahoma, the Oklahoma Corporation Commission has at times limited drilling or ordered wells to be shut down in response to seismic activity. In November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. Further, in July 2024, the New Mexico Office Conservation District announced the administrative cancellation of 75 pending permit applications for UIC Class II wells within the 10-mile County Line Seismic Response Area, due to the potential for increased seismicity within the area. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other oilfield fluids may increase our costs or have other adverse impacts on our operations.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company as defined under that statute. We believe that the Springfield Gathering System, in which we own interests, meet the traditional tests FERC has used to establish a pipeline’s status as a gathering pipeline not subject to regulation by FERC. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is fact intensive and the subject of ongoing litigation, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts or the U.S. Congress. If FERC were to consider the status of the gathering system and determine that it is subject to FERC regulation, the rates for, and terms and conditions of, services provided by that gathering system would be subject to modification by FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and adversely affect our business, financial condition, and results of operations.

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

In addition, the pipelines used to gather and transport natural gas being produced by us are also subject to regulation by the DOT through PHMSA. PHMSA has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. These standards may be revised by PHMSA over time. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations. As part of the Consolidated Appropriations Act of 2021, the U.S. Congress reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including but not limited to the issuance of final regulations to require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. PHMSA has issued various rules to address certain of these requirements. For example, in January 2025, PHMSA finalized a rule to address the management of methane emissions through more stringent leak detection and repair requirements, among other matters. However, PHMSA subsequently withdrew this rule before publication pursuant to the Trump Administration's January 20, 2025, regulatory freeze, and PHMSA has yet to publish a revised version of the rule. Notwithstanding this, PHMSA may be continuing to work on developing additional regulations related to safety oversight of gas gathering pipelines, and additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operating costs that could be significant. In addition, should we fail to comply with PHMSA or comparable state regulations, we could be subject to substantial fines and penalties. As of December 30, 2024, the maximum civil penalties PHMSA can impose are $272,926 per violation per day, with a maximum of $2,729,245 for a related series of violations.

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

Fuel conservation measures, alternative fuel requirements, elevated consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices, and incentives or funding for renewable energy projects included in governmental regulations, could reduce demand for oil and natural gas. The impact of any changing demand for oil and natural gas may have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

However, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, California, through CARB, has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented LCFS and associated tradable credits that require a progressively lower carbon intensity of the state’s fuel supply than baseline gasoline and diesel fuels. Such programs work alongside increased regulation by California seeking to reduce both the supply and demand for fossil fuels in the state, to include, for example, the phasing out of the sale of vehicles with internal combustion engines. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado. Colorado has begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In October 2024, the Colorado Energy and Carbon Management Commission finalized rules that require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The rules also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas.

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

Litigation risks regarding the threat of climate change are also increasing, as a number of parties have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. There have also recently been certain increasing financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies concerned about potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders may elect not to provide funding for fossil fuel energy companies, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

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

In March 2024, the BLM finalized a rule that requires operators to limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator's methane waste minimization plan is insufficient. Litigation challenging the rule is currently being held in abeyance while the Trump Administration considers revisions to the rule and, in December 2025, the BLM announced it would delay enforcement of the impending regulatory compliance deadlines under that rule. In addition, the BLM finalized a rule in April 2024 updating the fiscal terms of oil and gas leases on federal lands and the criteria BLM considers when determining whether to lease nominated land. For more information, see our regulatory disclosure in "Items 1 and 2. Business and Properties—Legislative and regulatory environment—Hydraulic fracturing."

In addition, some states, including Texas, have adopted, and other states are considering adopting, regulations that restrict or could restrict hydraulic fracturing in certain circumstances and that require the disclosure of the chemicals used in hydraulic fracturing operations. Further, state and local governmental entities have exercised the regulatory powers to regulate, curtail or in some cases prohibit hydraulic fracturing. For example, Colorado has adopted more stringent setbacks for oil and gas development and, in October 2024, adopted final rules that would apply increased scrutiny to the cumulative impacts of GHG emissions of oil and gas development and set GHG emissions targets for oil and gas operators. In California, Senate Bill No. 1137 was signed into law in September 2022, establishing 3,200 feet as the minimum distance between new oil and gas production wells and certain sensitive receptors such as home, schools or parks effective January 1, 2023, although certain compliance deadlines have been delayed due to the signing of Assembly Bill 218 in September 2024. New laws or regulations that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable and increase our cost of doing business. Such increased costs and any delays or curtailments in our production activities could have a material and adverse effect on our business, prospects, financial condition, results of operations and liquidity.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, such as those restrictions imposed under the federal ESA and MBTA. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist, such as the dunes sagebrush lizard, lesser prairie chicken, and greater sage grouse, and where other species that potentially could be listed as threatened or endangered under the ESA may exist. In May 2024, the FWS issued a final rule listing the dunes sagebrush lizard as endangered under the ESA, although this decision has been challenged. For more information, see our regulatory disclosure in "Items 1 and 2. Business and Properties—Legislative and regulatory environment—Endangered Species Act and Migratory Bird Treaty Act."

Additionally, the Biden Administration took action to broaden enforcement under the ESA, including expanding the definition of “critical habitat.” However, in November 2025, the FWS announced a proposal to once again revise the regulations governing listing decisions and critical habitat designations. The designation of previously unprotected species in areas where we operate as threatened or endangered, a recategorization of a species from threatened to endangered, or an expansion of areas designated as “critical habitat” could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration, development and production activities that could have an adverse impact on our ability to develop and produce our reserves. To the extent species are listed or critical habitats are designated under the ESA or similar laws, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Increased attention to sustainability-related matters and conservation measures may adversely impact our business.

Increased attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding sustainability disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we may create and publish voluntary or mandatory disclosures regarding sustainability-related matters from time to time, many of the statements in such disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability-related matters. We may also announce participation in, or certification under, various third-party sustainability or climate-related frameworks in an attempt to improve our sustainability profile, but such participation or certification may be costly, may be reliant on unsettled methodologies, and may not achieve the desired results. Additionally, while we may announce various voluntary climate or sustainability-related targets, such targets are aspirational. We may not be able to meet or make progress against such targets in the manner or on such a timeline as initially contemplated, including but not limited to as a result of unforeseen costs, inaccurate forecast or technical difficulties. To the extent we meet or make progress against such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our environmental impact instead of actual changes in our environmental performance. However, we cannot guarantee that there will be sufficient offsets available from third parties, or that any offsets we do purchase will successfully achieve the emissions reductions they represent. Also, despite these aspirational goals and any other actions taken, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to pursue or implement such goals because of potential costs or technical or operational obstacles.

In addition, some organizations that provide information to investors, ratings or proxy advisory services on corporate governance and related matters have developed processes for evaluating companies on their approach to sustainability concerns. Such ratings or recommendations are used by some investors to inform their investment and voting decisions. While such ratings or recommendations do not impact all investors’ investment or voting decisions, unfavorable ratings or recommendations and any recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, certain financial institutions may decide not to provide funding or insurance for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects. Additionally, to the extent sustainability-related matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. Sustainability-related matters may also impact our suppliers and customers, which may ultimately have adverse impacts on our operations.

Furthermore, certain public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential benefits. For example, federal and state regulators have taken enforcement action against companies for such misconduct. Such regulators, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain sustainability-related statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those advocating for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve.

We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on the Company’s environmental or social commitments (such as reducing GHG emissions) or its pursuit of certain employment or business practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of sustainability-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risk from private parties and governmental authorities related to our sustainability-related efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. We could face increasing costs as we attempt to comply with and navigate further regulatory sustainability-related focus and scrutiny.

Risks related to our indebtedness

We are partially dependent on our Revolving Credit Facility, our Crescent Minerals and Royalties Credit Facility and continued access to capital markets to successfully execute our operating strategies.

If we are unable to make capital expenditures or acquisitions because we are unable to obtain capital or financing on satisfactory terms, we may experience a decline in our oil and gas production rates and reserves. We are partially dependent on external capital sources to provide financing for certain projects. The availability and cost of these capital sources is cyclical, and these capital sources may not remain available, or we may not be able to obtain financing at a reasonable cost in the future. Elevated interest rates may increase the cost of capital and prevent us from being able to obtain debt financing at favorable rates, or at all, which would materially impact our operations. In addition, conditions in the global capital markets have been volatile due to among other things, the conflicts in Ukraine, Venezuela and Israel, making terms for certain types of financing difficult to predict, and in certain cases, resulting in certain types of financing being unavailable. If our revenues decline as a result of lower oil, gas or NGL prices, operating difficulties, declines in production or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our failure to obtain additional financing could result in a curtailment of our operations or not make acquisitions, which in turn could lead to a possible reduction in our oil or gas production, reserves and revenues, not having sufficient liquidity to meet future financial obligations and could negatively impact our results of operations.

We have incurred significant additional indebtedness during recent periods, which may impair our ability to raise further capital or impact our ability to service our debt.

We have incurred significant additional indebtedness during recent periods, including our issuance of senior unsecured notes and our assumption of Vital’s senior unsecured notes in connection with the Vital Energy Merger. Our additional indebtedness may impair our ability to raise further capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders.

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

A reduction in the borrowing base under our Revolving Credit Facility and our Crescent Minerals and Royalties Credit Facility as a result of periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

Our primary sources of liquidity are borrowings under our Revolving Credit Facility, our Crescent Minerals and Royalties Credit Facility, cash from operations and proceeds from equity and debt offerings. The borrowing base under our Revolving Credit Facility and our Crescent Minerals and Royalties Credit Facility is subject to semi-annual redeterminations which occur on or about April 1 and Oct 1 of each year. During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Revolving Credit Facility and our Crescent Minerals and Royalties Credit Facility. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing our loan, many of which factors are beyond our control.

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

The borrowings under our Revolving Credit Facility and our Crescent Minerals and Royalties Credit Facility expose us to interest rate risk.

We are exposed to interest rate risk associated with borrowings under our Revolving Credit Facility and our Crescent Minerals and Royalties Credit Facility. Borrowings under the Revolving Credit Facility and our Crescent Minerals and Royalties Credit Facility bear interest at either a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR(as defined below), plus an applicable margin or SOFR, plus an applicable margin, at the election of the borrowers. As a result of our variable interest debt, our results of operations could be adversely affected by increases in interest rates.

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

We may sell additional shares of our Class A Common Stock in subsequent offerings. At December 31, 2025, we had 327,900,272 outstanding shares of Class A Common Stock.

Pursuant to the 2021 Registration Rights Agreement (as defined below) and the registration rights agreement entered into in connection with the Ridgemar Acquisition, we have registered for resale all of the shares of our Class A Common Stock held by the former owners of Independence and Ridgemar. The 2021 Registration Rights Agreement provides for additional demand and "piggyback" rights that would facilitate future sales of our Class A Common Stock in the public market. In addition to sales pursuant to such registration by selling stockholders, certain of our significant stockholders, including certain of Independence's former owners, have distributed shares of our securities that they hold to their investors who themselves may then sell into the public market. Any sales of such securities may depress the price of our shares. Furthermore, we filed registration statements with the SEC on Form S-8 providing for the registration of 6,520,410 shares of our Class A Common Stock issued or reserved for issuance under the Equity Incentive Plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144 under the Securities Act of 1933, as amended, shares registered under the registration statement on Form S-8 have been made available for resale immediately in the public market without restriction.

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

Our hedging contracts may result in substantial gains or losses. For example, we had realized commodity derivative gains of $81.6 million in 2025, and we may realize additional substantial future losses due to our hedging activities. In addition, if we enter into any hedging contracts and experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity.

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

Certain employees of our operating subsidiaries have profits interests that may require substantial payouts, particularly upon liquidation of any such operating subsidiary or a disposition of assets, and may result in substantial accounting charges. Such payouts are linked to the achievement of certain return thresholds and would be paid in the event of such liquidation or disposition in a proportionate amount to the amount of cash received in respect of such liquidation or disposition. For additional information, please read "Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General and Administrative Expense" and NOTE 13 – Equity-Based Compensation Awards in the notes to our audited financial statements for the year ended December 31, 2025 included herein.

Our only principal asset is our interest in OpCo, which in turn holds interests in our operating subsidiaries; accordingly, we depend on distributions and other payments from OpCo and our operating subsidiaries.

We are a holding company and have no material assets other than our ownership interest in OpCo, which in turn holds interests in our operating subsidiaries. Because we have no independent means of generating revenue or cash flow and we anticipate that the only source of our earnings will be cash distributions from our operating subsidiaries, our ability to make tax payments, payments under the Management Agreement and pay our other obligations, including corporate overhead expenses, is dependent on the ability of our operating subsidiaries to make distributions to OpCo and the ability of OpCo to make distributions to us in an amount sufficient to cover such obligations.

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

Changes to applicable tax laws or regulations or the interpretation thereof or the imposition of new or increased taxes or fees could increase our future tax liabilities and adversely affect our business, results of operations, financial condition and cash flows.

We are subject to various complex evolving U.S. federal, state and local tax laws, policies, statutes, rules, regulations and ordinances, each of which could be changed, modified, interpreted or applied adversely to us, in each case, possibly with retroactive effect. From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently applicable to natural gas and oil exploration and development companies. It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any such legislation or other changes or modifications of current tax laws, any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the U.S. Internal Revenue Service or other tax authorities could increase our future tax liabilities and adversely affect our business, results of operations, financial condition and cash flows.

Risks related to our governance structure

We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.

Because the Preferred Stockholder is the sole owner of our Non-Economic Series I Preferred Stock and accordingly has the exclusive right to appoint our Board, we are a controlled company under the Sarbanes-Oxley Act and NYSE rules. A controlled company does not need its board of directors to have a majority of independent directors or to form an independent compensation or nominating and corporate governance committee. As a controlled company, we will remain subject to rules of the Sarbanes-Oxley Act and the NYSE that require us to have an audit committee composed entirely of independent directors.

If at any time we cease to be a controlled company, we will take all action necessary to comply with the Sarbanes-Oxley Act and NYSE rules, including ensuring that our Board has a majority of independent directors and ensuring that our Compensation Committee and Nominating & Governance Committee are each composed entirely of independent directors, subject to a permitted “phase-in” period.

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

Our Preferred Stockholder is the sole holder of our Non-Economic Series I Preferred Stock and is expected to retain its ownership of our Non-Economic Series I Preferred Stock until such time as it ceases to own more than 14,369,367 shares of Common Stock, subject to certain exceptions. Our Non-Economic Series I Preferred Stock entitles the holder thereof to appoint our entire Board and to certain other to approval rights with respect to certain fundamental corporate actions, including debt incurrence in excess of 10% of the outstanding indebtedness, significant equity raises, preferred equity issuances, adoption of a shareholder rights plan, amendments of our Certificate of Incorporation and certain sections of its bylaws, a sale of all or substantially all of our assets, mergers involving us, removals of our Chief Executive Officer and the liquidation or dissolution of us. Unlike common equity in traditional corporate structures, holders of our common stock will not vote for the election of directors. As a result, holders of our common stock will have less ability to influence our business than would the holders of common equity in a traditional corporate structure.

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

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions and is subject to complex and evolving laws and regulations regarding privacy and data protection.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist or criminal actors. The potential for such security threats has subjected our operations to increased risks that could have a material and adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring, particularly given the unpredictability of the timing, nature, and scope of breaches, attacks, disruptions and other incidents. If any of these incidents were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, installation of malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The U.S. government also has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability. While we maintain insurance, we may not carry appropriate or sufficient coverage to compensate for all potential liability, and such insurance may not continue to be available to us on reasonable terms, if at all.

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

We regularly review our asset base to assess the market value versus holding value of existing assets with a view to optimizing returns on deployed capital. For example, in 2025, we executed divestitures of over $900.0 million of non-core assets, subject to customary purchase price adjustments and transaction costs. Our ability to dispose of assets could be affected by various factors, including the availability of buyers willing to purchase assets at prices acceptable to us. Sellers typically retain certain liabilities or agree to indemnify buyers for certain matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a sale, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.

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

Managing material risks and integrated overall risk management

Our cybersecurity risk management program incorporates various mechanisms designed to detect and monitor unusual network activity, as well as containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business and have processes to assess those issues for potential cybersecurity impact or risk. We also leverage information from industry groups, including ONE-ISAC, for benchmarking and awareness of cybersecurity best practices.

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

We maintain an information security policy based upon the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") as well as a formal Acceptable Use Policy with supplemental AI Use Guidelines that applies to all employees and is intended to define best practices and safe behaviors for cybersecurity protection. We also use enterprise-wide tools and services to promote secure practices, including, endpoint detection and response, data backups, training and testing. We aim to provide training to our employees at least quarterly on cybersecurity practices through our security awareness training platform and endeavor to conduct simulated phishing exercises on a monthly cadence.

In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate.

The underlying practices and controls of the cyber risk management program are based on the NIST CSF. We have several deployed teams with distinct roles and responsibilities across our IT, OT, and Cybersecurity divisions. Our Cybersecurity team comprises in-house personnel with specialized expertise, supported by external managed security services providers, consultants, and retainer services. The Cybersecurity team leads our technology risk management committee in coordination with senior and management-level representatives from key departments, including Finance, Legal, IT, and OT. We aim to perform an annual assessment of our cybersecurity risk management program against the NIST CSF. We assess third-party cybersecurity controls through a variety of methods including review of available Trust and Assurance reports and aim to include security and privacy addendums to our contracts where applicable. As part of our existing cybersecurity risk management program, we seek to identify and, as necessary, remediate, risks related to our critical IT vendors.

Risks from cybersecurity threats

We face risks from cybersecurity threats that could have a material and adverse effect on our business. As of the date of this report, though we and our service providers may have experienced certain cybersecurity incidents, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business, financial condition, results of operations or cash flows. However, we recognize that cybersecurity threats are continually evolving, and there remains a risk that a cybersecurity incident could negatively impact the Company. Despite the implementation of our cybersecurity processes, we cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See "Part I., Item 1A. Risk Factors" for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Board of Directors' oversight and management's role

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Assessments of cybersecurity risks are communicated, not less than quarterly, to management by our cybersecurity team's technology risk management committee, which holds responsibility for prioritizing the remediation of cybersecurity risk, evaluating the effectiveness of compensating controls, and consulting with Internal Audit on their evaluations of the effectiveness of our control environment. The technology risk management committee engages representatives from key departments, including our IT, Operations, and Finance, combining expertise across domains. The Head of Cybersecurity & GRC leads the cybersecurity team and technology risk management committee and is responsible for assessing and managing our material risks from cybersecurity threats. The Head of Cybersecurity & GRC has over 20.0 years of experience working in the oil and gas industry in various technology and security management roles and maintains professional certifications, including the CISSP. The technology risk management committee reports to Management, who in turn briefs the Audit Committee on the effectiveness of our cybersecurity risk management program on a quarterly basis. In addition, cybersecurity risks are reviewed by our Board of Directors, at least annually, as part of our corporate risk mapping exercise.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed and traded on the NYSE under the ticker symbol "CRGY." As of January 30, 2026, we had 291 Class A common stock shareholders of record. Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board, applicable law and the terms of our existing debt documents, including the Revolving Credit Facility and the indentures governing the Senior Notes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board authorized a stock repurchase program in March 2024 with an approved limit of $150.0 million and a two-year term of which $86.0 million of authorization remained as of December 31, 2025. In February 2026 our Board extended the stock repurchase program indefinitely and increased the approved limit to $400.0 million. We have $336.0 million of repurchase authorization remaining under such program as of February 25, 2026. Repurchases pursuant to such program may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

The IRA 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such exercise tax, the "Stock Buyback Tax"). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our stock repurchase program in the year ended December 31, 2023, and will continue to apply in subsequent taxable years.

The following table sets forth information with respect to our repurchases of shares of Class A common stock during the quarter ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs. (in thousands)
10/1/2025 - 10/31/2025	—	$—	—	$85,984
11/1/2025 - 11/30/2025	—	—	—	$85,984
12/1/2025 - 12/31/2025	—	—	—	$85,984
Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report and also with "Part I., Item 1A. Risk Factors" of this Annual Report. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the years ended December 31, 2025 and 2024. Refer to our 2024 Annual Report filed February 26, 2025 for discussion and analysis of the changes in results of operations between the years ended December 31, 2024 and 2023. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Annual Report , particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Business overview

Crescent is a differentiated energy company committed to delivering value through a disciplined, returns-driven growth through acquisition strategy and consistent return of capital. Our long-life, balanced portfolio combines significant cash flow from stable production with a deep, high-quality development inventory. Our activities are focused in the Eagle Ford, Permian and Uinta Basins, and we own minerals and royalty interests across premier U.S. oil and natural gas basins, primarily operated by large, well-capitalized companies, with a core focus in the Eagle Ford. Our Class A Common Stock trades on the NYSE under the symbol “CRGY.”

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by geopolitical events, such as Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas' attack against Israel and the ensuing conflict and escalation of tensions in the Middle East, including the conflict with Iran, recent developments in Venezuela, supply chain constraints, elevated interest rates, U.S. international trade and tariff policy developments and responses thereto and costs of capital and political and regulatory uncertainties. Furthermore, the United States has experienced, and may continue to experience, a significant inflationary environment, which began in 2022 that, along with international geopolitical risks and market responses to the announcement of certain tariff policies by the Trump Administration, has contributed to concerns of a potential recession in the United States in 2026 that has created further volatility. For example, OPEC announced that it is phasing out oil output cuts by increasing 411,000 barrels per day, each month from May to July 2025 and then increasing to 548,000 barrels per day in August 2025. While actual production significantly diverged from these announced targets, as several OPEC members were unable to meet the planned increases when others continued to overproduce, the actions of OPEC with respect to oil production levels and announcements of potential changes in such levels may result in further volatility in commodity prices and the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate remained relatively stable through 2024 and 2025, after an extended period of elevation. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Tariffs announced in 2025 and any further tariffs may also increase our operating costs. Sustained levels of inflation and certain other market pressures have caused the U.S. Federal Reserve and other central banks to increase interest rates in 2022 and 2023. Although the U.S. Federal Reserve made cuts to benchmark interest rates in 2024 and in 2025, there is no guarantee that additional cuts will occur. Although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated interest rates and inflation remain, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, any subsequent monetary policy changes, and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I, Item 1A. Risk Factors—"Risks related to the oil and natural gas industry—Inflationary issues and associated changes in monetary policy previously have resulted in and such issues, as well as certain proposed tariffs, may in the future result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise."

Capital market transactions

Vital Exchange Offer

On January 2, 2026, in connection with the Vital Energy Merger, Crescent Energy Finance LLC completed its previously announced offers to eligible holders to exchange (the “Exchange Offers”) (i) any and all of the 7.750% senior notes due 2029 (the “Vital 2029 Notes”) of Crescent Energy Finance LLC, as successor in interest to Vital, for up to approximately $298.2 million aggregate principal amount of new 7.750% senior notes due 2029 of Crescent Energy Finance LLC (the “Crescent 2029 Notes”); and (ii) any and all of the 9.750% senior notes due 2030 (the “Vital 2030 Notes”) of Crescent Energy Finance LLC, as successor in interest to Vital, for up to approximately $302.4 million aggregate principal amount of new 9.750% senior notes due 2030 issued by Crescent Energy Finance LLC (the “Crescent 2030 Notes”). Following the settlement of the Exchange Offers, $2.9 million aggregate principal amount of the Vital 2029 Notes, $294.8 million aggregate principal amount of the Crescent 2029 Notes, $65.0 million aggregate principal amount of the Vital 2030 Notes and $237.2 million aggregate principal amount of the Crescent 2030 Notes remain outstanding, respectively.

2025 Senior Notes Offerings

In June 2025, we commenced a cash tender offer (the "Tender Offer") to purchase a portion of our outstanding 9.250% Senior Notes due 2028 (the "2028 Notes"), pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date. In addition to the Tender Offer, we elected to redeem (the "2028 Notes Redemption") an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and incurred a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the year ended December 31, 2025.

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% senior notes due 2034 (the "2034 Notes") at par (the "2034 Notes Offering"). The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer and the 2028 Notes Redemption and to repay a portion of our outstanding balance under our Revolving Credit Facility.

Corporate Simplification

In April 2025, we announced that our corporate structure had been simplified through the elimination of the Company’s Up-C structure through the exercise by the holders of all remaining shares of Class B Common Stock of their redemption rights with respect to all of their OpCo Units (the “Corporate Simplification”). Prior to the Corporate Simplification, the Up-C structure provided for holders of Crescent’s then-outstanding Class B Common Stock, which had voting (but no economic) rights with respect to Crescent, to hold a corresponding amount of economic, non-voting units of OpCo (“OpCo Units”), which were generally redeemable or exchangeable for Class A Common Stock on the terms and conditions set forth in the OpCo LLC Agreement. Pursuant to the aforementioned exercise of such right in the Corporate Simplification, all OpCo Units (other than those held by Crescent) were exchanged for an equivalent number of shares of Class A Common Stock and all outstanding shares of Class B Common Stock were cancelled. As a result of the Corporate Simplification, all of the Company’s common stockholders now hold Class A Common Stock. See NOTE 14 – Related Party Transactions for more information.

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2025 Class A Redemption"). The shares of Class A Common Stock were sold by Independence Energy Aggregator L.P. at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the 2025 Class A Redemption.

2024 Senior Notes Offerings

In June 2024, we issued $750.0 million aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par (the "June 2024 Offering"). In September 2024, we issued an additional $250.0 million aggregate principal amount of 2033 Notes at 101.000% of par (the "September 2024 Offering," and together with the June 2024 Offering, the "2033 Notes Offerings"). The aggregate proceeds from the 2033 Notes Offerings were approximately $982.1 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to finance the majority of the SilverBow Merger, including (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, and (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

All issuances of the 2033 Notes are treated as a single series of securities under the indenture governing the 2033 Notes, will vote together as a single class, and have substantially identical terms, other than the issue date and the issue price.

In March 2024, we issued $700.0 million aggregate principal amount of 7.625% senior notes due 2032 (the "2032 Notes") at par (the "March 2024 Offering"). In December 2024, we issued an additional $400.0 million, aggregate principal amount of 2032 Notes at 100.250% of par (the "December 2024 Offering", and together with the March 2024 Offering, the "2032 Notes Offerings"). The aggregate proceeds from the 2032 Notes Offering were approximately $1,080.7 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the March 2024 Offering to finance the majority of the consideration of a cash tender offer of our 7.25% senior notes due 2026 (the "2026 Notes") and the redemption of any remaining 2026 Notes (collectively, the "Tender Offer and Redemption") following such cash tender offer of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs. We used the proceeds from the December 2024 Offering to repay the amounts outstanding under our Revolving Credit Facility.

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

Acquisitions, divestitures and related reorganization

Acquisitions and related reorganization

Vital Energy Merger

In December 2025, we consummated the Vital Energy Merger. Immediately following the Vital Energy Merger, the Company completed a series of internal transactions following which the assets of Vital and its subsidiary became held by subsidiaries of Crescent Energy Finance LLC. In connection with the Vital Energy Merger, Crescent issued 73.3 million shares of Class A Common Stock and paid $3.7 million in cash to settle outstanding Vital equity awards. In connection with the closing of the Vital Energy Merger, we repaid outstanding borrowings of $890.0 million and terminated the Vital revolving credit facility. See NOTE 3 – Acquisitions and Divestitures for additional information.

Ridgemar Acquisition

On December 3, 2024, we entered into the Ridgemar Acquisition Agreement, pursuant to which we acquired all of the outstanding equity interests in Ridgemar. On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar for $807.2 million in cash and 5.5 million shares of our Class A Common Stock. In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027. We accounted for the Ridgemar Acquisition as an asset acquisition. See NOTE 3 – Acquisitions and Divestitures for additional information.

SilverBow Merger

On July 30, 2024, we consummated the SilverBow Merger. Immediately following the SilverBow Merger, Crescent Energy Company completed a series of internal transactions following which the assets of SilverBow and its subsidiary became held by subsidiaries of Crescent Energy Finance LLC. In connection with the SilverBow Merger, Crescent issued 51.6 million shares of Class A Common Stock and paid $382.4 million in cash to former SilverBow shareholders, including amounts payable in respect of outstanding SilverBow equity awards. In connection with the closing of the SilverBow Merger, we repaid all of SilverBow’s outstanding indebtedness. See NOTE 3 – Acquisitions and Divestitures for additional information.

Other Acquisitions

In the first quarter of 2026, in a series of transactions, we acquired a portfolio of mineral and royalty interests located in the Eagle Ford from unrelated third-parties for an aggregate consideration of approximately $355.3 million, subject to customary purchase price adjustments.

In January 2025, we acquired additional interests in Crescent operated oil and gas properties located in Webb County, Texas from unaffiliated third parties for aggregate consideration of approximately $21.2 million, subject to customary post closing adjustments (the “Webb Gas Acquisition”).

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, subject to customary purchase price adjustments (the "Minerals Acquisition").

In October 2024, we acquired from unaffiliated third parties certain interests in oil and gas properties, rights and related assets located in Atascosa, Frio, La Salle and McMullen Counties, Texas for aggregate consideration of approximately $156.0 million, including certain customary purchase price adjustments in the Central Eagle Ford Acquisition.

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

Divestitures

During 2025, we entered into agreements with certain unrelated third-party buyers to sell non-core assets as part of our previously announced non-core asset divestiture program for total consideration in excess of $900.0 million, subject to customary purchase price adjustments and transaction costs, and we received $847.1 million in aggregate cash proceeds after preliminary customary purchase price adjustments. In connection with these transactions, we performed an assessment of the fair value of the associated net assets and liabilities and determined certain of those assets were impaired, and as such, we recorded impairment expense of $233.7 million to write down those assets to the estimated transaction price less cost to sell. In addition, we recorded a gain of $147.5 million on the sale of certain other assets.

Income Taxes

Crescent is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on our allocable share of any taxable income of OpCo. Taxable income or loss generated by OpCo is generally allocated and passed through to the holders of OpCo Units, including Crescent, based on their proportionate share of OpCo Unit ownership. Following the 2025 Class A Redemption and the Corporate Simplification, the Company is the sole holder of all outstanding OpCo Units. For additional information regarding income taxes, see "Notes to Consolidated Financial Statements—NOTE 11 – Income Taxes" in “Part II., Item 8. Financial Statements and Supplementary Data” of this Annual Report for more information. Following the 2025 Class A Redemption and the Corporate Simplification, The Company is the sole holder of all outstanding OpCo Units.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA is a significant piece of tax legislation that includes provisions that permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024 and 100% bonus depreciation under section 168(k) for property acquired and placed in service after January 19, 2025, deferring the recognition of a significant portion of current federal tax for multiple years.

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

We are members of the Oil & Gas Methane Partnership 2.0 Initiative, or OGMP 2.0, and in 2025, following consecutive years on OGMP 2.0 Gold Standard pathway, we achieved the OGMP 2.0 Gold Standard Reporting designation for our credible plan to more accurately measure our methane emissions. OGMP 2.0 is the United Nations Environment Programme's flagship oil and gas reporting and mitigation program and the leading industry standard for methane emissions reporting. We previously established a Sustainability Advisory Council, an outside council comprising leading experts across key sustainability topics, to advise management and our Board on sustainability-related issues. See additional materials on our website at www.crescentenergyco.com/sustainability. However, please note that the contents and other materials on our website in general, are not intended or deemed to be incorporated into this Annual Report by reference.

How we evaluate our operations

We use a variety of financial and operational metrics to assess the performance of our oil, natural gas and NGL operations, including:

•Production volumes sold;

•Commodity prices and differentials;

•Operating expenses;

•Adjusted EBITDAX (non-GAAP); and

•Levered Free Cash Flow (non-GAAP)

Development program and capital budget

Our development program, which consists of expenditures for drilling and completion activities, is designed to prioritize the generation of attractive risk-adjusted returns and meaningful free cash flow and is inherently flexible, with the ability to modify our capital program as necessary to react to the current market environment.

We expect to fund our 2026 capital program through cash flow from operations. Due to the flexible nature of our capital program and the fact that the majority of our acreage is held by production, we could choose to defer a portion or all of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil, gas and NGLs and resulting well economics, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

	Year Ended December 31,
	2025	2024	2023
Oil	69%	76%	76%
Natural gas	20%	13%	16%
NGLs	11%	11%	8%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 5% or less of our total revenues for each of the years ended December 31, 2025, 2024 and 2023.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Year Ended December 31,
	2025	2024	2023
Oil (MBbls)	38,139	29,945	24,287
Natural gas (MMcf)	236,978	183,227	130,629
NGLs (MBbls)	17,382	13,154	8,475
Total (MBoe)	95,017	73,637	54,533
Daily average (MBoe/d)	260	201	149

Total sales volume increased 21,380 MBoe during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is primarily due to the SilverBow Merger and the Ridgemar Acquisition.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, either as a result of the geopolitical events, such as the recent events in Venezuela and expected increase in Venezuelan crude being brought to market, Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, the Israel-Hamas conflict and the broader conflict in the Middle East, actions taken by OPEC, sustained levels of inflation and increased U.S. drilling activity or otherwise. Uncertainty persists regarding OPEC’s actions, increased

U.S. drilling, proposed tariffs, inflation and the armed conflicts in Ukraine and the Middle East and ongoing hostilities in Venezuela. Additionally, market concern regarding the health of the global banking sector and any resultant recessionary effects contributed, among other factors, to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Year Ended December 31,
	2025	2024	2023
Oil	63%	67%	65%
Natural gas	60%	51%	57%
NGLs	12%	6%	16%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Oil (Bbl):
Average NYMEX	$64.81	$75.72	$77.62
Realized price (excluding derivative settlements)	62.21	71.14	72.09
Realized price (including derivative settlements) (1)	64.45	67.38	65.04
Natural Gas (Mcf):
Average NYMEX	$3.43	$2.27	$2.74
Realized price (excluding derivative settlements)	2.84	1.91	2.84
Realized price (including derivative settlements) (1)	2.83	2.33	2.83
NGLs (Bbl):
Realized price (excluding derivative settlements)	$22.47	$24.10	$22.76
Realized price (including derivative settlements) (1)	22.42	24.05	24.95

(1)The realized price presented above does not include $83.1 million and $60.8 million received from the settlement of acquired oil, gas and NGL derivative contracts for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2023, the realized price presented above does not include $61.5 million paid for the settlement of acquired oil derivative contracts.

Results of operations:

Year ended December 31, 2025 compared to year ended December 31, 2024

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues (in thousands):
Oil	$2,372,726	$2,130,418	$242,308	11%
Natural gas	673,540	349,858	323,682	93%
Natural gas liquids	390,629	316,981	73,648	23%
Midstream and other	142,887	133,662	9,225	7%
Total revenues	$3,579,782	$2,930,919	$648,863	22%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$62.21	$71.14	$(8.93)	(13%)
Natural gas ($/Mcf)	$2.84	$1.91	$0.93	49%
NGLs ($/Bbl)	$22.47	$24.10	$(1.63)	(7%)
Total ($/Boe)	$36.17	$37.99	$(1.82)	(5%)
Net sales volumes:
Oil (MBbls)	38,139	29,945	8,194	27%
Natural gas (MMcf)	236,978	183,227	53,751	29%
NGLs (MBbls)	17,382	13,154	4,228	32%
Total (MBoe)	95,017	73,637	21,380	29%
Average daily net sales volumes:
Oil (MBbls/d)	104	82	22	27%
Natural gas (MMcf/d)	649	501	148	30%
NGLs (MBbls/d)	48	36	12	33%
Total (MBoe/d)	260	201	59	29%

Oil revenue. Oil revenue increased $242.3 million, or 11%, in 2025 compared to 2024. This increase was driven by a $583.0 million increase from higher sales volumes (22 MBbl/d, or 27%), partially offset by lower realized oil prices that resulted in a decrease of $340.7 million (a decline of 13% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition. The decrease in realized oil prices was due to lower index prices partially offset by more favorable price differentials.

Natural gas revenue. Natural gas revenue increased $323.7 million, or 93%, in 2025 compared to 2024. This increase was driven by higher realized natural gas prices that resulted in an increase of $221.0 million (an increase of 49% per Mcf) and a $102.7 million increase from higher sales volumes (148 MMcf/d, or 30%). The increase in sales volumes was primarily due to the SilverBow Merger and the Ridgemar Acquisition. The increase in realized natural gas prices was due to higher benchmark prices.

NGL revenue. NGL revenue increased $73.6 million, or 23%, in 2025 compared to 2024. This increase was driven by a $101.8 million increase from higher sales volumes (12 MBbl/d, or 33%), partially offset by lower realized NGL prices that resulted in a decrease of $28.2 million (a decline of 7% per Bbl). The increase in sales volumes was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.

Midstream and other revenue. Midstream and other revenue increased $9.2 million, or 7%, in 2025 compared to 2024, driven primarily by higher sulfur revenues, higher oil blending and marketing revenues in 2025.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Expenses (in thousands):
Operating expense	$1,587,632	$1,278,055	$309,577	24%
Depreciation, depletion and amortization	1,166,902	949,480	217,422	23%
Impairment expense	254,551	161,542	93,009	NM*
General and administrative expense	472,160	336,219	135,941	40%
Other operating costs	(130,742)	(12,839)	(117,903)	918%
Total expenses	$3,350,503	$2,712,457	$638,046	24%
Selected expenses per Boe:
Operating expense	$16.71	$17.36	$(0.65)	(4)%
Depreciation, depletion and amortization	12.28	12.89	(0.61)	(5%)

*NM = Not meaningful.

Operating expense. Total operating expense increased $309.6 million, or 24%, in 2025 compared to 2024, driven primarily by the following factors:
(i)Lease and asset operating expenses increased $135.8 million, or 21%, in 2025 compared to 2024. Additionally, lease and asset operating expense per Boe decreased $0.50 per Boe from $8.58 per Boe to $8.08 per Boe. This $135.8 million increase was driven primarily by higher production from the SilverBow Merger and the Ridgemar Acquisition, which was more than offset on a per Boe basis with the additional acquired volumes and cost reduction measures on our legacy assets.
(ii)Gathering, processing and transportation expense increased $96.0 million, or 31%, and increased $0.05 per Boe from $4.25 per Boe to $4.30 per Boe in 2025 compared to 2024. The increase was driven primarily by the SilverBow Merger and the Ridgemar Acquisition.
(iii)Production and other taxes increased $56.8 million, or 35%, in 2025 compared to 2024 and increased $0.10 per Boe, or 5%, to $2.31 per Boe. This increase was driven primarily by higher oil and gas revenues, which increased the tax base upon which our production and other taxes are calculated.
(iv)Workover expense increased $14.2 million in 2025 compared to 2024, and decreased $0.04 per Boe from $0.82 per Boe to $0.78 per Boe. This absolute dollar increase was primarily driven by the SilverBow Merger and the Ridgemar Acquisition.
(v)Midstream and other operating expense increased $6.8 million, or 6%, in 2025 compared to 2024, primarily due to increased crude oil blending and marketing expenses, which was more than offset by additional oil blending and marketing revenue included as part of our Midstream and other revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased $217.4 million, or 23%, in 2025 compared to 2024, driven primarily by increased production from the SilverBow Merger and the Ridgemar Acquisition.

Impairment expense. During the years ended December 31, 2025 and 2024, we evaluated our oil and natural gas properties and determined that certain amounts were impaired. As a result of our evaluations, during the year ended December 31, 2025, we recorded impairment charges of $254.6 million, including an impairment of $233.7 million to write down the carrying value of associated oil and natural gas properties to the estimated transaction price less cost to sell, and $20.8 million related to office lease impairments as part of our restructuring costs. During the year ended December 31, 2024, we recorded an impairment expense of $161.5 million related to oil and natural gas properties that were determined not to be recoverable.

General and administrative expense. General and administrative expense ("G&A") increased $135.9 million, or 40%, in 2025 compared to 2024, driven primarily by (i) higher recurring G&A due to the SilverBow Merger and the Ridgemar Acquisition; (ii) an increase in equity-based compensation expense of $55.6 million (2025 and 2024 include additional catch up expense of $146.5 million and $121.8 million, respectively, due to change in estimate) and (iii) $30.4 million higher transaction and nonrecurring related expenses.

	Year Ended December 31,
	2025	2024	$ Change	% Change
General and administrative expense (in thousands)
Recurring general and administrative expense	$122,759	$72,857	$49,902	68%
Transaction and nonrecurring expenses	100,325	69,881	30,444	44%
Equity-based compensation	249,076	193,481	55,595	29%
Total general and administrative expense	$472,160	$336,219	$135,941	40%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.29	$0.99	$0.30	30%
Transaction and nonrecurring expenses	1.06	0.95	0.11	12%
Equity-based compensation	2.62	2.63	(0.01)	—%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $117.9 million compared to 2024, primary driven by a $118.1 million higher gain on sale of assets recognized in 2025.

Interest expense. In 2025, we incurred interest expense of $298.4 million, as compared to $216.3 million in 2024, a 38% increase. The increase was primarily driven by higher average debt balances driven by the SilverBow Merger and the Ridgemar Acquisition.

Loss on extinguishment of debt. In 2025, we incurred a loss on the extinguishment of debt of our 2028 Notes of $29.2 million related to $22.3 million premium for the Tender Offer and the 2028 Notes Redemption and $6.9 million related to the write-off of outstanding deferred finance costs related to the 2028 Notes. In 2024, we incurred a loss on the extinguishment of debt of $59.1 million composed of (i) $22.6 million related our 2026 Notes, of which $14.8 million is associated with the premium and interest paid for the Tender Offer and Redemption and $7.8 million is related to the write-off of related outstanding deferred finance costs and (ii) $36.5 million related to the make whole provision and premium associated with the repayment of SilverBow’s Second Lien Notes.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenue and have derivative gains and losses related to our contingent earn-out consideration. Our gain on derivatives during 2025, changed by $417.2 million, from a comparable loss during 2024 primarily due to changes in commodity prices relative to our strike prices.

Income tax benefit (expense). For the years ended December 31, 2025 and 2024 we recognized income tax expense of $34.5 million and income tax benefit of $31.1 million, respectively, for an effective tax rate of 17.1% and 18.4%, respectively. Historically, our effective tax rate has typically been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective tax rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate decreased in 2025 primarily driven by our divestitures combined with timing of income allocated to our noncontrolling interests and redeemable noncontrolling interests.

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

The following tables present reconciliations of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss), and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Year Ended December 31,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$167,166	$(137,683)	$304,849	(221)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	298,432	216,263
Loss from extinguishment of debt	29,248	59,095
Income tax expense (benefit)	34,504	(31,072)
Depreciation, depletion and amortization	1,166,902	949,480
Exploration expense	16,795	16,591
Non-cash (gain) loss on derivatives	(221,294)	78,494
Impairment expense	254,551	161,542
Non-cash equity-based compensation expense	245,468	193,481
Gain on sale of assets	(147,537)	(29,430)
Other (income) expense	5,018	(1,760)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,242)	(19,963)
Transaction and nonrecurring expenses (2)	137,433	82,484
Settlement of acquired derivative contracts	83,142	60,787
Adjusted EBITDAX (non-GAAP)	$2,065,586	$1,598,309	$467,277	29%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(283,915)	(202,886)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(22,360)	(14,817)
Current income tax benefit (expense)	1,152	(4,782)
Tax-related redeemable noncontrolling interest distributions made by OpCo	(1,108)	(458)
Development of oil and natural gas properties	(903,232)	(745,198)
Levered Free Cash Flow (non-GAAP)	$856,123	$630,168	$225,955	36%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses of $137.4 million during the year ended December 31, 2025 were primarily related to the Vital Energy Merger and the Ridgemar Acquisition transition costs, divestiture and restructuring costs, and legal settlement costs. Transaction and nonrecurring expenses of $82.5 million for the year ended December 31, 2024 were primarily related to the SilverBow Merger, capital markets transactions and integration expenses.

	Year Ended December 31,
	2025	2024	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$1,680,156	$1,223,086	$457,070	37%
Changes in operating assets and liabilities	(81,565)	49,695
Certain redeemable noncontrolling interest distributions made by OpCo (1)	(4,242)	(19,963)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	(1,108)	(458)
Transaction and nonrecurring expenses (2)	137,433	82,484
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(22,360)	(14,817)
Exploration expense	16,795	16,591
Other adjustments and operating activities	34,246	38,748
Development of oil and natural gas properties	(903,232)	(745,198)
Levered Free Cash Flow (non-GAAP)	$856,123	$630,168	$225,955	36%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo's ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses of $137.4 million during the year ended December 31, 2025 were primarily related to the Vital Energy Merger and the Ridgemar Acquisition transition costs, divestiture and restructuring costs, and legal settlement costs. Transaction and nonrecurring expenses of $82.5 million for the year ended December 31, 2024 were primarily related to the SilverBow Merger, capital markets transactions and integration expenses.

Adjusted EBITDAX (non-GAAP) increased by $467.3 million or 29% in 2025, compared to 2024, driven primarily by additional production generated by the SilverBow Merger and the Ridgemar Acquisition, partially offset by lower oil pricing.

Levered Free Cash Flow (non-GAAP) increased by $226.0 million or 36% in 2025 compared to 2024, driven primarily by increased Adjusted EBITDAX of $467.3 million, partially offset by $158.0 million of increased development of oil and natural gas properties expenditures and additional interest expense, excluding non-cash amortization.

Liquidity and capital resources

Our primary sources of liquidity are cash flow from operations, proceeds from equity and debt offerings and borrowings under a senior secured reserve-based revolving credit agreement. Our primary expected uses of capital are for dividends to shareholders, our share repurchase program, debt repayment, including open market repurchases of our senior notes, development of our existing assets and acquisitions.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	At December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$10,157	$132,818
Restricted cash – current	725,702	5,490
Restricted cash – noncurrent	17,451	102,600
Long-term debt	5,524,128	3,049,255

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$1,680,156	$1,223,086
Net cash used in investing activities	(922,688)	(1,198,299)
Net cash (used in) provided by financing activities	(245,066)	207,392

Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2025 increased by $457.1 million, or 37%, compared to 2024, primarily due to higher net income after adjusting for non-cash items and working capital changes.

Net cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2025 decreased by $275.6 million, or 23%, compared to 2024. Our Acquisitions of oil and gas properties on the consolidated statements of cash flows of $818.9 million in 2025 was driven primarily by the Ridgemar Acquisition and the Minerals Acquisition, while the 2024 acquisitions of $558.6 million was driven by SilverBow Merger, the Central Eagle Ford Acquisition and the Eagle Ford Minerals Acquisition. Our cash expenditures related to the Development of oil and natural gas properties on the consolidated statements of cash flows increased by $265.4 million, and we had $792.4 million higher proceeds from the sale of oil and natural gas properties.

Net cash (provided by) used in financing activities. Net cash used in financing activities for the year ended December 31, 2025 was $245.1 million, a decrease of $452.5 million, primarily due to our debt repayments in 2025 compared to our debt borrowings in 2024.

Debt agreements

Senior Notes

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of the 2034 Notes at par. The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer and the 2028 Notes Redemption and to repay a portion of our outstanding balance under our Revolving Credit Facility.

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

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 2033 Notes at par. In September 2024, we issued an additional $250.0 million aggregate principal amount of 2033 Notes at 101.000% of par. The aggregate proceeds from the 2033 Notes Offerings were approximately $982.1 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to finance the majority of the SilverBow Merger, including (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, and (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

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

2032 Notes

In March 2024, we issued $700.0 million aggregate principal amount of 2032 Notes at par. In December 2024, we issued an additional $400.0 million, aggregate principal amount of 2032 Notes at 100.250% of par. The aggregate proceeds from the 2032 Notes Offering were approximately $1,080.7 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the March 2024 Offering to finance the majority of the consideration of the Tender Offer and Redemption of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs. We used the proceeds from the December 2024 Offering to repay the amounts outstanding under our Revolving Credit Facility.

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

In conjunction with the Vital Energy Merger we assumed $1.0 billion aggregate principal amount of 7.875% senior notes due 2032 of Crescent Energy Finance LLC, as successor in interest to Vital (the "Vital 2032 Notes"). The Vital 2032 Notes will mature on April 15, 2032, with interest accruing at a rate of 7.875% per annum and payable semi-annually, on April 15 and October 15 of each year. We may redeem up to 35% of the aggregate principal amount of the Vital 2032 Notes before April 15, 2027 using funds in an amount not exceeding the net proceeds from one or more private or public equity offerings at a redemption price of 107.875% of the aggregate principal amount of the Vital 2032 Notes redeemed, plus accrued and unpaid interest to the date of redemption. In addition, prior to April 15, 2027, we may redeem all or a part of the Vital 2032 Notes at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, the redemption date.

2030 Notes

In conjunction with the Vital Energy Merger we assumed $302.4 million aggregate principal amount of the Vital 2030 Notes. On January 2, 2026, Crescent Energy Finance LLC settled the Exchange Offers, wherein approximately $237.4 million aggregate principal amount of the Vital 2030 Notes were exchanged for approximately $237.2 million aggregate principal amount of the Crescent 2030 Notes, which tendered and accepted Vital 2030 Notes were subsequently canceled. Following the Exchange Offers, approximately $65.0 million aggregate principal amount of the Vital 2030 Notes and approximately $237.2 million of the Crescent 2030 Notes remain outstanding, which are collectively referred to as the "2030 Notes" herein. The 2030 Notes will mature on October 15, 2030, with interest accruing at a rate of 9.750% per annum and payable semi-annually, on April 15 and October 15 of each year. We may, at our option, redeem all or a portion of the 2030 Notes at any time on or after October 15, 2026 at a price equal to 104.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. If, on or after October 15, 2027, we may redeem some or all of the Crescent 2030 Notes at a price equal to 102.4375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, on or after October 15, 2028 and thereafter, we may redeem some or all of the Crescent 2030 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

2029 Notes

In conjunction with the Vital Energy Merger we assumed $298.2 million aggregate principal amount of the Vital 2029 Notes. On January 2, 2026, Crescent Energy Finance LLC settled the Exchange Offers wherein approximately $295.3 million aggregate principal amount of the Vital 2029 Notes were exchanged for approximately $294.8 million aggregate principal amount of the Crescent 2029 Notes, which tendered and accepted Vital 2029 Notes were subsequently canceled. Following the Exchange Offers, approximately $2.9 million aggregate principal amount of the Vital 2029 Notes and approximately $294.8 million of the Crescent 2029 Notes remain outstanding, which are collectively referred to as the "2029 Notes" herein (collectively with the 2028 Notes, the 2030 Notes, the Vital 2032 Notes, the 2032 Notes, the 2033 Notes and the 2034 Notes, the "Senior Notes"). The 2029 Notes will mature on July 31, 2029, with interest accruing at a rate of 7.750% per annum and payable semi-annually, on January 31 and July 31 of each year. We may, at our option, redeem all or a portion of the 2029 Notes at any time before July 31, 2026 at a price equal to 101.9375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, on or after July 31, 2026, we may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

2028 Notes

As of December 31, 2024 we had $1.0 billion of the 2028 Notes outstanding. The 2028 Notes bear interest at an annual rate of 9.250%, which is payable on February 15 and August 15 of each year and mature on February 15, 2028. We may, at our option, redeem all or a portion of the 2028 Notes at any time before February 15, 2027 at a price equal to 102.3125% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, on or after February 15, 2027, we may redeem some or all of the 2028 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

In June 2025, we commenced the Tender Offer to purchase a portion of our outstanding 2028 Notes, pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date. In addition to the Tender Offer, we elected to redeem an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and incurred a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the year ended December 31, 2025.

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

Revolving Credit Facility

We are party to a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. The Revolving Credit Facility matures on October 22, 2030. At December 31, 2025, we had $772.0 amount of outstanding borrowings under the Revolving Credit Facility and $16.6 million in outstanding letters of credit, our elected commitment amount was $2.0 billion, and we had $1.2 billion of available borrowings.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate ("SOFR"), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at December 31, 2025 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding as of December 31, 2025 was 5.56% and we had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2024.

The borrowing base under the Revolving Credit Facility was $3.9 billion as of December 31, 2025. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1 and October 1 of each year, as well as (i) elective borrowing base interim redeterminations at our request not more than twice during any consecutive 12-month period or the required lenders not more than once during any consecutive 12-month period and (ii) elective borrowing base interim redeterminations at our request following any acquisition of oil and natural gas properties with a purchase price in the aggregate of at least 5.0% of the then effective borrowing base. The borrowing base will be automatically reduced upon (a) the issuance of certain permitted junior lien debt and other permitted additional debt, (b) the sale or other disposition of borrowing base properties if the aggregate net present value, discounted at 9% per annum (“PV-9”) of such properties sold or disposed of is in excess of 5.0% of the borrowing base then in effect and (c) early termination or set-off of swap agreements (x) the administrative agent relied on in determining the borrowing base or (y) if the value of such swap agreements so terminated is in excess of 5.0% of the borrowing base then in effect.

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

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum consolidated total debt to consolidated EBITDAX ratio and (ii) minimum current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. At December 31, 2025, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

In October 2025, in connection with the borrowing base redetermination of our Revolving Credit Facility, we entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the Thirteenth Amendment provides for (i) an automatic $1.3 billion increase in the borrowing base from $2.6 billion to $3.9 billion, effective upon the consummation Vital Energy Merger, subject to the satisfaction of certain conditions, (ii) an extension of the maturity date for any revolving loans to October 22, 2030 from April 10, 2029, (iii) a reduction in the applicable margin, so that loans under the Credit Agreement will be priced based on the SOFR plus 1.75% to 2.75% per annum, a reduction of 0.25% per annum, and (iv) an increase in the aggregate maximum credit amount under our Revolving Credit Facility from $3.0 billion to $6.0 billion. The Thirteenth Amendment maintains the aggregate elected commitments at $2.0 billion.

Minerals and Royalties Credit Facility

On February 23, 2026, pursuant to the terms of the Revolving Credit Facility, each of CMP Crescent Minerals I (Gray) LLC, CMP Legacy Co. LLC, DMA Royalty Investments LP, EIGF Minerals GP LLC, EIGF Minerals LP, Falcon Holding LP, IE Buffalo Holdings LLC, IE Buffalo Minerals LLC, Independence Minerals GP LLC, Independence Minerals Holdings LLC, Independence Minerals L.P., Mineral Acquisition Company I, L.P., Vine Royalty GP LLC, and Vine Royalty L.P. (collectively, the “Crescent Minerals Guarantors”) were released from their respective guarantees under the Revolving Credit Facility and, as a result of such release under the Revolving Credit Facility, under the applicable indentures governing Crescent Energy Finance’s Senior Notes (collectively, the “Release”).

In connection with the Release, on February 23, 2026, the Crescent Minerals Guarantors became guarantors under that certain Credit Agreement, by and among the Crescent Royalty Finance LLC, a Delaware limited liability company, as borrower (the “Crescent Minerals Borrower”), Wells Fargo Bank N.A, as administrative agent, collateral agent and a letter of credit issuer (“Wells Fargo”), and the lenders from time to time party thereto (the “Crescent Minerals and Royalties Credit Facility”). The Crescent Minerals and Royalties Credit Facility provides for a $1.0 billion aggregate maximum credit amount senior secured reserve-based revolving credit facility, with an initial aggregate elected commitment amount of $230.0 million, and an initial term loan facility with an aggregate commitment amount of $135.0 million. Revolving loans under the Crescent Minerals and Royalties Credit Facility mature on February 23, 2031 and initial term loans under the Crescent Minerals and Royalties Credit Facility mature on February 23, 2029. Each of the Crescent Minerals Guarantors are guarantors of the debt. As of February 23, 2026, we had $365.0 million of outstanding borrowings under the Crescent Minerals and Royalties Credit Facility.

Borrowings under the Crescent Minerals and Royalties Credit Facility bear interest at either a (i) U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the Crescent Minerals Borrower. The applicable margin and fee payable for the unused revolving commitments varies based upon the Crescent Minerals Borrower’s borrowing base utilization then in effect. The weighted average interest rate on loan amounts outstanding as of February 23, 2026 was 6.612%.

The borrowing base under the Crescent Minerals and Royalties Credit Facility is $365.0 million. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1st and October 1st of each year (commencing April 1, 2027, with the first redetermination occurring on or about September 1, 2026), as well as (i) elective borrowing base interim redeterminations at the Crescent Minerals Borrower's request not more than twice during any period between consecutive scheduled redeterminations or the required lenders’ request not more than once during any period between consecutive scheduled redeterminations and (ii) elective borrowing base interim redeterminations at the Crescent Minerals Borrower’s request following any acquisition of oil and natural gas properties with proved reserves having a PV-9 (calculated at the time of acquisition) in excess of 5.0% of the then effective borrowing base. Upon the issuance of permitted junior lien debt or permitted additional debt, the borrowing base will be automatically reduced by 0.25 multiplied by the stated principal amount thereof. In addition, after repayment in full of the initial term loans, the required lenders have the right to adjust the borrowing base (a) upon the sale or other disposition of borrowing base properties if the aggregate PV-9 of such properties sold or disposed of (since the later of the closing date or the last redetermination date or last adjustment under this provision) is in excess of 5.0% of the borrowing base then in effect or (b) upon early termination or creation of off-setting positions in respect of swap agreements (x) upon which the lenders relied in determining the borrowing base and (y) if the Hedge PV of such terminated or off-setting positions is in excess of 5.0% of the borrowing base then in effect.

The obligations under the Crescent Minerals Credit Facility are guaranteed by the Crescent Minerals Guarantors and are secured by first priority liens on substantially all of the Crescent Minerals Borrower’s and Crescent Minerals Guarantors’ tangible and intangible assets, including without limitation, oil and natural gas properties and associated assets and equity interests owned by the Crescent Minerals Borrower and the Crescent Minerals Guarantors. In connection with each redetermination of the borrowing base, the Crescent Minerals Borrower must maintain mortgages on at least 85% of the PV-9 of the oil and gas properties that constitute borrowing base properties.

The Crescent Minerals Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of Wells Fargo. The Crescent Minerals Borrower and Crescent Minerals Guarantors are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter. The Crescent Minerals Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and the Crescent Minerals Borrower and Crescent Minerals Guarantors are unable to cure such event of default, Wells Fargo will be able to accelerate maturity and exercise other rights and remedies. As of February 23, 2026, the Crescent Minerals Borrower and Crescent Minerals Guarantors were in compliance with each of the covenants under the Crescent Minerals Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

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

We expect to fund our 2026 capital program, excluding acquisitions, through cash flow from operations. The amount and timing of capital expenditures on development of oil and natural gas properties is substantially within our control due to the held-by-production nature of our assets. We regularly review our capital expenditures throughout the year and could choose to adjust our investments based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes and related Standardized Measure. These risks could materially affect our business, financial condition and results of operations.

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Total development of oil and natural gas properties	$903,232	$745,198
Change in accruals and other non-cash adjustments	47,803	(59,514)
Cash used in development of oil and natural gas properties	951,035	685,684
Cash used in acquisition of oil and natural gas properties, net of cash acquired	818,873	558,600
Non-cash acquisition of oil and natural gas properties	730,684	611,423
Total expenditure on acquisition and development of oil and natural gas properties	$2,500,592	$1,855,707

The increase in our development of oil and natural gas properties costs in 2025 is primarily related to an increase in our operations and related to the timing of invoices. We used cash of $818.9 million in 2025 for the acquisitions of oil and natural gas properties, primarily related to the Ridgemar Acquisition and the Minerals Acquisition, as compared to $558.6 million in 2024, which primarily related to the SilverBow Merger, the Central Eagle Ford Acquisition and the Eagle Ford Minerals Acquisition. See “Notes to Consolidated Financial Statements—NOTE 3 – Acquisitions and Divestitures" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Contractual obligations

The following table presents our material contractual obligations at December 31, 2025:

(in thousands)	Due within one year	Due after one year	Total
Long-term debt – principal (1)	$—	$5,572,578	$5,572,578
Fixed rate long-term debt – interest (2)	385,467	2,007,319	2,392,786
Derivative liabilities (3)	—	13,421	13,421
Contingent earn-out liabilities (3)	16,153	10,717	26,870
Asset retirement obligations (4)	19,544	383,057	402,601
Oil and natural gas transportation and gathering agreements (5)	181,680	626,988	808,668
Drilling commitments (6)	17,548	8,623	26,171
Manager Compensation	78,485	73,109	151,594
Electricity purchase commitments	48,630	156,073	204,703
Sand purchase commitments	17,798	2,613	20,411
Total	$765,305	$8,854,498	$9,619,803

(1)Long-term debt represents our outstanding borrowings as of December 31, 2025 consisting of our Senior Notes; (maturing on February 15, 2028, July 31, 2029, October 15, 2030, April 1, 2032, April 15, 2032, January 15, 2033 and January 15, 2034) and, if any, borrowings under our Revolving Credit Facility (maturing on October 22, 2030).
(2)Excludes variable rate debt interest payments and commitment fees related to the Revolving Credit Facility.
(3)Amounts include liabilities at December 31, 2025 that are subject to change based on future market prices for underlying commodities.
(4)Amounts represent estimated discounted costs for future dismantlement and abandonment of our oil and natural gas properties. See "Notes to Consolidated Financial Statements—NOTE 9 – Asset Retirement Obligations" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional discussion of our asset retirement obligations.
(5)Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure transportation of our oil and natural gas production to market, as well as, pipeline, processing and storage capacity.
(6)Amounts shown represent contractual liquidated damages at December 31, 2025 for failure to drill and complete wells on certain leases.

General and Administrative Expense

Our general and administrative expense includes corporate overhead costs, professional service fees, insurance, software applications, fees for transaction expenses, expenses payable under the Management Agreement with the Manager, incentive compensation award agreements granting profits interests, restricted stock units, performance stock units and other incentive awards granted to our employees and non-employee directors.

The incentive compensation portion relates to certain equity-classified and liability-classified profits interests awards issued by our subsidiaries (collectively, “Profits Awards”). These Profits Awards contain different vesting conditions ranging from performance-based conditions that vest upon the achievement of certain return thresholds to time-based service requirements ranging from one year to four years. Compensation cost for these awards is presented within General and administrative expense on our consolidated statements of operations. As of December 31, 2025, (i) unrecognized compensation cost related to unvested equity-classified profits interest awards was $1.5 million, and (ii) we carried $2.4 million in Other long term liabilities on the consolidated balance sheet and had no unrecognized compensation related to unvested liability-classified profits interest awards. Actual amounts paid towards equity-classified profits interests awards in the future will be shown as distributions to non-controlling interests in our consolidated financial statements, and may differ from the amounts shown for unrecognized compensation cost related to unvested equity-classified profits interest awards.

For additional information, see "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board, applicable law and the terms of our existing debt documents, including the indentures governing the Senior Notes.

We paid cash dividends totaling $0.48 per share of our Class A Common Stock to shareholders during the year ended December 31, 2025.

On February 25, 2026, the Board approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the fourth quarter of 2025. The quarterly dividend is payable on March 25, 2026 to shareholders of record as of the close of business on March 11, 2026.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board. In light of current economic conditions, management will evaluate any future increases in cash dividend on a quarterly basis.

Stock Repurchase Program

Our Board authorized a stock repurchase program in March 2024 with an approved limit of $150.0 million and a two-year term of which $86.0 million of authorization remained as of December 31, 2025. In February 2026 our Board extended the stock repurchase program indefinitely and increased the approved limit to $400.0 million. We have $336.0 million of repurchase authorization remaining under such program as of February 25, 2026. Repurchases pursuant to such program may be made from time to time in the open market, in a privately negotiated transaction, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

The IRA 2022 provides for, among other things, the imposition of a 1% non-deductible U.S. federal excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such exercise tax, the "Stock Buyback Tax"). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our stock repurchase program in the year ended December 31, 2023, and will continue to apply in subsequent taxable years.

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

Crude oil, natural gas and NGL reserves

One of our most significant estimates is of proved crude oil, natural gas and NGL reserves. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. Our crude oil and natural gas reserves are based on a combination of proved reserves and risk-weighted probable reserves and require significant judgment. Technologies used in our reserves estimation include decline curve analysis, statistical analysis of production performance, pressure and rate transient analysis, pressure gradient analysis, reservoir simulation and volumetric analysis. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. In addition, periodic revisions of our estimated reserves and future cash flows may be necessary as a result of a number of factors, including reservoir performance, crude oil and natural gas prices, changes in costs, capital funding and drilling plans (including our five-year development plan), technological advances, new geological or geophysical data, or other economic factors. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions.

When determining the December 31, 2025 proved reserves for each property, the benchmark prices issued by the SEC were adjusted using price differentials that account for property-specific quality and location differences. If the future average crude oil prices are below the average prices used to determine proved reserves at December 31, 2025, it could have an adverse effect on our estimates of proved reserve volumes and the value of our business. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves, due to numerous factors (including future crude oil price and performance revisions). For further discussion of risks associated with our estimation of proved reserves, see "Part I., Item 1A. Risk Factors."

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

Depreciation, depletion and amortization

DD&A of oil and natural gas producing properties is determined on a field-by-field basis using the units-of-production method. During the years ended December 31, 2025, 2024, and 2023, we recognized DD&A expense of $1,166.9 million, $949.5 million, and $675.8 million, respectively.

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

Impairment of oil and natural gas properties

Proved and unproved oil and natural gas properties that are classified as held and used are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. When a triggering event is identified, we compare the carrying amount of our oil and natural gas properties to the estimated undiscounted cash flows our oil and natural gas properties will generate to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted cash flows, we will write-down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include:
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

During the years ended December 31, 2024, and 2023, we determined that there were triggering events requiring an evaluation of whether the carrying value of our oil and natural gas properties was recoverable. Following an assessment of our oil and natural gas properties, during the years ended December 31, 2024, and 2023, we recorded impairment expense of $161.5 million and $149.6 million, respectively.

Proved and unproved oil and natural gas properties are also evaluated for impairment when they become classified as held for sale. We write down the carrying value of such oil and natural gas properties to the estimated transaction price less cost to sell. During the year ended December 31, 2025, we performed an assessment of the fair value of the oil and natural gas properties classified as held for sale, and subsequently determined the transaction price less cost of sell exceeded the carrying value of certain oil and natural gas properties, which resulted in impairment expense of $233.7 million.

Properties acquired in business combinations

When sufficient market data is not available, we determine the fair values of proved and unproved oil and natural gas properties acquired in transactions accounted for as business combinations by preparing estimates of cash flows from the production of crude oil, natural gas and NGL reserves. We estimate future prices to apply to the estimated reserves quantities acquired, and estimates future operating and development costs, to arrive at estimates of future net cash flows. For the fair value assigned to proved reserves, future net cash flows are discounted using a market-based weighted average cost of capital rate determined appropriate at the time of the business combination. When estimating and valuing unproved reserves, discounted future net cash flows of probable and possible reserves are reduced by additional risk-weighting factors. For other assets and liabilities acquired in business combinations, we use a combination of available cost and market data and/or estimated cash flows to determine the fair values.

Significant reductions in the proved reserves used to determine the fair value of the acquired properties could result in future impairments of the properties. See the discussion above under "Depreciation, depletion and amortization" on the practicability of a sensitivity analysis due to changes in our fair value calculations.

Income taxes

Crescent is a holding company and its sole material assets is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal income and certain state tax on its allocable share of any taxable income of OpCo. Following the 2025 Class A Redemption and the Corporate Simplification, the Company is the sole holder of all outstanding OpCo Units.

Historically, our effective tax rate has been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective tax rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the year ended December 31, 2025 increased primarily due to our increased ownership of OpCo in 2025.

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

New and revised accounting standards

See “Notes to Consolidated Financial Statements—NOTE 2 – Summary of Significant Accounting Policies” in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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

To reduce the impact of fluctuations in oil, natural gas and NGLs prices on our cash flows, we regularly enter into commodity derivative contracts with respect to certain of our oil, natural gas and NGL production through various transactions that limit the risks of fluctuations of future prices. A key tenet of our focused risk management effort is an active economic hedge strategy to mitigate near-term price volatility while maintaining long-term exposure to underlying commodity prices. Our hedging program allows us to protect the balance sheet and corporate returns through commodity cycles and consistently return capital to investors. Future transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling. These economic hedging activities are intended to limit our near-term exposure to product price volatility and to maintain stable cash flows, a strong balance sheet and attractive corporate returns.

As of December 31, 2025, our derivative portfolio had an aggregate notional value of approximately $3.3 billion, and the fair market value of our commodity derivative contracts was a net asset of $312.2 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at December 31, 2025, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position by approximately $221.6 million and $221.9 million, respectively. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

Derivative assets and liabilities are classified on the consolidated balance sheets as risk management assets and liabilities. We use derivative instruments and enter into swap contracts which are governed by International Swaps and Derivatives Association (“ISDA”) master agreements. Amounts not offset on the consolidated balance sheets represent positions that do not meet all of the conditions to be netted on such balance sheet, such as the legally enforceable right of offset or the execution of a master netting arrangement. See "Notes to Consolidated Financial Statements—NOTE 5 – Derivatives" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional discussion.

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

For the years ended December 31, 2025, 2024 and 2023, we had certain major customers that exceeded 10% of total revenues. See "Part I., Items 1 and 2. Business and Properties—Marketing and customers.” We do not believe the loss of any single customer would materially impact our operating results because oil, natural gas and NGLs are fungible products with well-established markets and numerous purchasers.

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

Interest rate risk

We are subject to the risk of changes in interest rates under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at either a U.S. dollar alternative base rate (based on the prime rate, the federal funds effective rate or an adjusted SOFR), plus an applicable margin or SOFR, plus an applicable margin, at the election of the borrowers. We manage our interest rate exposure by maintaining a combination of fixed and variable rate debt and monitoring the effect of market changes in interest rates. Assuming no change in the amount outstanding, the impact on interest expense of each 1% (or 100 basis point) increase or decrease in the average interest rate would result in an approximately $7.7 million increase or decrease in interest expense per year on our variable rate debt outstanding at December 31, 2025.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
CRESCENT ENERGY COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Crescent Energy Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crescent Energy Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Proved Oil and Natural Gas Properties – Oil and Natural Gas Reserves – Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company’s proved oil and natural gas properties are depleted on a field-by-field basis using the units-of-production method based on estimated proved oil and natural gas reserves. The development of the Company’s estimated proved oil and natural gas reserves volumes requires management to make significant estimates and assumptions, including calculating the best estimate of future production and the Company’s ability to convert proved undeveloped reserves to producing oil and natural gas properties within five years of their initial proved reserves bookings.

The Company engaged an independent reserve engineer to independently engineer their proved oil and natural gas reserves in accordance with Securities and Exchange Commission Regulation S-X and the rules established by the Financial Accounting Standards Board. Changes in these estimates, assumptions or engineering data could materially affect the Company’s estimated reserves quantities and depletion expense.

Given the significant judgments made by management, performing audit procedures to evaluate the Company’s proved oil and natural gas reserve quantities, including management’s estimates and assumptions related to the best estimate of future production and converting proved undeveloped reserves to producing oil and natural gas properties within five years, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions related to oil and natural gas reserves quantities, included the following, among others:

•We tested the operating effectiveness of controls related to the Company’s estimation of proved oil and natural gas reserves quantities and the estimates and assumptions related to converting proved undeveloped reserves to producing oil and natural gas properties within five years.

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

Acquisitions and Divestitures – Vital Energy Merger – Valuation of Oil and Natural Gas Properties – Refer to Notes 2 and 3 to the Financial Statements

Critical Audit Matter Description

As described in Note 3 to the financial statements, the Company consummated a stock merger with Vital Energy, Inc. (“Vital”). The acquisition was accounted for as a business combination, which required assets acquired and liabilities assumed to be recorded based on their estimated fair values at the date of acquisition, including the fair values of acquired oil and natural gas properties. The Company’s determination of the fair value of their acquired oil and natural gas properties requires management to make significant estimates and apply a high level of judgement. As such, the Company employed an independent third-party firm to value the acquired oil and natural gas properties which represent a substantial majority of the gross assets acquired. The third-party firm was predominantly used to assist management in their assessment of business and market assumptions applied in the valuation model with a high degree of subjectivity and judgement, including the application of a discount rate commensurate with the risk and current market conditions associated with realizing the projected cash flows, determining appropriate risk adjustment factors for each reserve category, determining an appropriate escalation factor for pricing and costs, and future oil and natural gas prices of the acquired oil and natural gas properties.

Given the significant judgments made by management, including the development of oil and natural gas reserves estimates using management’s experts as defined in the previous Critical Audit Matter and in developing estimates of an appropriate discount rate, reserves risk adjustment factors, escalation factor for pricing and costs, and future oil and natural gas prices, performing audit procedures over these management estimates required a higher degree of auditor judgment and an increased extent of effort, including the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

In addition to the procedures specified in the previous Critical Audit Matter, our audit procedures related to management’s selection of business and market assumptions applied to the determination of fair value of oil and natural gas properties acquired from Vital, included the following, among others:

•We tested the operating effectiveness of controls related to the Company’s estimation of business and market assumptions related to an appropriate discount rate, reserves risk adjustment factors, escalation factor for pricing and costs, and future oil and natural gas prices for the acquired oil and natural gas properties from Vital.

•We evaluated the appropriateness of the business assumptions and accounting assumptions in line with the applicable financial reporting framework, as well as assessed the acceptability of the underlying data.

•With the assistance of our fair value specialist, we evaluated the appropriateness of the market assumptions by:

◦Evaluating the appropriateness of the selected valuation technique and the mathematical models used to develop the discount rate.

◦Evaluating the guideline public companies selected by management and used in the selection of the discount rate considering the comparability of operations to the Company.

◦Comparing the selected market assumptions, specifically, the reserves risk adjustment factors, the escalation factor for pricing and costs, and the future oil and natural gas prices, to published estimates for the industry.

◦Developing a range of independent estimates for each market assumption and comparing the assumptions selected by management with the range of independent estimates.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2026

We have served as the Company’s auditor since 2021.

CRESCENT ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in thousands, except share and unit data)
ASSETS
Current assets:
Cash and cash equivalents	$10,157	$132,818
Restricted cash	725,702	5,490
Accounts receivable, net	738,333	535,416
Accounts receivable – affiliates	4,501	6,856
Derivative assets – current	322,784	53,273
Prepaid expenses	46,309	42,595
Other current assets	13,271	11,640
Total current assets	1,861,057	788,088
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	13,264,097	11,471,299
Unproved	413,444	374,306
Oil and natural gas properties at cost, successful efforts method	13,677,541	11,845,605
Field and other property and equipment, at cost	157,031	226,871
Total property, plant and equipment	13,834,572	12,072,476
Less: accumulated depreciation, depletion, amortization and impairment	(3,558,601)	(3,927,422)
Property, plant and equipment, net	10,275,971	8,145,054
Derivative assets – noncurrent	2,829	6,684
Investments in equity affiliates	8,146	13,810
Deferred tax asset	143,706	—
Other assets	151,498	207,013
TOTAL ASSETS	$12,443,207	$9,160,649

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in thousands, except share and unit data)
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,121,678	$740,452
Accounts payable – affiliates	46,279	18,334
Derivative liabilities – current	—	2,698
Financing lease obligations – current	4,860	3,625
Other current liabilities	86,603	62,254
Total current liabilities	1,259,420	827,363
Long-term debt	5,524,128	3,049,255
Derivative liabilities – noncurrent	13,421	37,732
Asset retirement obligations	383,057	448,945
Deferred tax liability	11,671	370,329
Financing lease obligations – noncurrent	3,228	3,526
Other liabilities	82,847	55,539
Total liabilities	7,277,772	4,792,689
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	—	1,228,329
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 334,979,293 and 189,505,209 shares issued, and 327,900,272 and 187,070,725 shares outstanding as of December 31, 2025 and 2024, respectively	33	19
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 0 and 65,948,124 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	7
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of December 31, 2025 and 2024	—	—
Treasury stock, at cost; 7,079,021 and 2,434,484 shares of Class A common stock as of December 31, 2025 and 2024, respectively	(71,054)	(32,430)
Additional paid-in capital	5,228,928	3,227,450
Retained earnings (accumulated deficit)	—	(64,751)
Noncontrolling interests	7,528	9,336
Total equity	5,165,435	3,139,631
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$12,443,207	$9,160,649

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Revenues:
Oil	$2,372,726	$2,130,418	$1,750,961
Natural gas	673,540	349,858	371,066
Natural gas liquids	390,629	316,981	192,870
Midstream and other	142,887	133,662	67,705
Total revenues	3,579,782	2,930,919	2,382,602
Expenses:
Lease and asset operating expense	767,814	632,042	581,973
Workover expense	74,537	60,312	58,441
Gathering, processing and transportation	408,920	312,931	235,153
Production and other taxes	219,416	162,634	162,963
Depreciation, depletion and amortization	1,166,902	949,480	675,782
Impairment expense	254,551	161,542	153,495
Exploration expense	16,795	16,591	9,328
Midstream and other operating expense	116,945	110,136	39,809
General and administrative expense	472,160	336,219	140,918
(Gain) loss on sale of assets	(147,537)	(29,430)	—
Total expenses	3,350,503	2,712,457	2,057,862
Income (loss) from operations	229,279	218,462	324,740
Other income (expense):
Gain (loss) on derivatives	302,901	(114,348)	166,980
Interest expense	(298,432)	(216,263)	(145,807)
Loss from extinguishment of debt	(29,248)	(59,095)	—
Other income (expense)	(5,018)	1,760	(282)
Income (loss) from equity affiliates	2,188	729	(413)
Total other income (expense)	(27,609)	(387,217)	20,478
Income (loss) before taxes	201,670	(168,755)	345,218
Income tax benefit (expense)	(34,504)	31,072	(23,227)
Net income (loss)	167,166	(137,683)	321,991
Less: net (income) loss attributable to noncontrolling interests	(20,210)	1,215	(472)
Less: net (income) loss attributable to redeemable noncontrolling interests	(14,050)	21,863	(253,909)
Net income (loss) attributable to Crescent Energy	$132,906	$(114,605)	$67,610
Net income (loss) per share:
Class A common stock – basic	$0.55	$(0.88)	$1.02
Class A common stock – diluted	$0.54	$(0.88)	$1.02
Class B common stock – basic and diluted	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	242,060	130,715	66,598
Class A common stock – diluted	245,058	130,715	67,402
Class B common stock – basic and diluted	16,609	70,519	104,271

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

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	187,071	$19	65,948	$7	1	$—	2,434	$(32,430)	$3,227,450	$(64,751)	$9,336	$3,139,631
Net income (loss)	—	—	—	—	—	—	—	—	—	132,906	20,210	153,116
Distributions	—	—	—	—	—	—	—	—	—	—	(8,432)	(8,432)
Accrued repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	(18,966)	—	(14,367)	(33,333)
Dividend to Class A common stock	—	—	—	—	—	—	—	—	(46,966)	(68,155)	—	(115,121)
Equity-based compensation	244	—	—	—	—	—	38	(416)	238,052	—	781	238,417
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(136,871)	—	—	(136,871)
Change in equity associated with the 2025 Class A Redemption	2,949	—	(2,949)	—	—	—	—	—	34,096	—	—	34,096
Changes in equity associated with the Ridgemar Acquisition	5,455	1	—	—	—	—	—	—	108,048	—	—	108,049
Changes in equity associated with the Corporate Simplification	62,999	6	(62,999)	(7)	—	—	—	—	1,176,669	—	—	1,176,668
Changes in equity associated with the Vital Energy Merger	73,258	7	—	—	—	—	531	(4,738)	648,539	—	—	643,808
Cash distributions on behalf of former redeemable noncontrolling interest holders related to income taxes	—	—	—	—	—	—	—	—	(1,013)	—	—	(1,013)
Repurchases of Class A common stock	(4,076)	—	—	—	—	—	4,076	(33,470)	—	—	—	(33,470)
Other	—	—	—	—	—	—	—	—	(110)	—	—	(110)
Balance at December 31, 2025	327,900	$33	—	$—	1	$—	7,079	$(71,054)	$5,228,928	$—	$7,528	$5,165,435

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:	(in thousands)
Net income (loss)	$167,166	$(137,683)	$321,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,166,902	949,480	675,782
Impairment expense	254,551	161,542	153,495
Deferred income tax expense (benefit)	35,656	(35,854)	22,733
(Gain) loss on sale of assets	(147,537)	(29,430)	—
(Gain) loss on derivatives	(302,901)	114,348	(166,980)
Net cash (paid) received on settlement of derivatives	81,607	(35,854)	(153,734)
Non-cash equity-based compensation expense	245,468	185,613	82,936
Amortization of debt issuance costs, premium and discount	14,517	13,377	12,826
Loss from debt extinguishment	29,248	59,095	—
Settlement of acquired derivative contracts	83,142	60,787	(61,455)
Other	(29,228)	(32,640)	(24,205)
Changes in operating assets and liabilities:
Accounts receivable	69,340	111,405	(42,091)
Accounts receivable – affiliates	2,355	(4,748)	573
Prepaid and other current assets	12,536	3,223	(6,523)
Accounts payable and accrued liabilities	(31,962)	(128,016)	91,822
Accounts payable – affiliates	32,470	(25,144)	20,773
Other	(3,174)	(6,415)	7,826
Net cash provided by operating activities	1,680,156	1,223,086	935,769
Cash flows from investing activities:
Development of oil and natural gas properties	(951,035)	(685,684)	(581,350)
Acquisitions of oil and natural gas properties, net of cash acquired	(818,873)	(558,600)	(849,254)
Proceeds from the sale of oil and natural gas properties	847,143	54,771	28,946
Purchases of restricted investment securities – HTM	(23,355)	(7,114)	(12,428)
Maturities of restricted investment securities – HTM	23,432	7,200	12,522
Other	—	(8,872)	2,764
Net cash used in investing activities	$(922,688)	$(1,198,299)	$(1,398,800)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CRESCENT ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	$591,750	$2,074,625	$984,625
Repurchase of Senior Notes, including extinguishment costs	(522,360)	(714,817)	—
Revolving Credit Facility borrowings	4,579,500	3,168,300	2,283,800
Revolving Credit Facility repayments	(3,810,660)	(3,191,800)	(2,819,748)
Payment of debt issuance costs	(9,712)	(28,019)	(7,241)
Settlement of acquired deferred acquisition consideration	—	(75,000)	—
Proceeds from the Equity Issuances after underwriting fees	—	330,573	145,665
Payment of costs related to the Equity Issuances	—	(1,296)	(2,340)
Redeemable noncontrolling interest contributions	—	—	1,238
Redeemable noncontrolling interest distributions	—	(293)	(417)
Repayments of debt acquired in SilverBow Merger, including extinguishment costs	—	(1,177,138)	—
Repayments of debt acquired in Vital Energy Merger	(890,000)	—	—
Dividend to Class A common stock	(115,121)	(65,075)	(34,120)
Cash distributions to redeemable noncontrolling interests initiated by Class A common stock dividend	(7,560)	(32,013)	(56,259)
Cash distributions to redeemable noncontrolling interests initiated by Manager Compensation	(8,767)	(22,237)	(33,236)
Cash distributions to redeemable noncontrolling interests initiated by income taxes	(1,108)	(458)	(798)
Repurchase of redeemable noncontrolling interests related to 2024 Equity Transactions	—	(22,701)	—
Repurchase of redeemable noncontrolling interests	—	(9,916)	—
Noncontrolling interest distributions	(8,432)	(10,111)	(2,500)
Noncontrolling interest contributions	—	4,280	1,771
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(5,153)	(7,536)	(72)
Repurchases of Class A common stock	(33,470)	(7,845)	—
Other	(3,973)	(4,131)	(3,912)
Net cash provided by (used in) financing activities	(245,066)	207,392	456,456
Net change in cash, cash equivalents and restricted cash	512,402	232,179	(6,575)
Cash, cash equivalents and restricted cash, beginning of period	240,908	8,729	15,304
Cash, cash equivalents, and restricted cash, end of period	$753,310	$240,908	$8,729

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

NOTE 1 – Organization and Basis of Presentation

Organization

Crescent is a differentiated U.S. energy company committed to delivering value through a disciplined, returns-driven growth through acquisition strategy and consistent return of capital. Our long-life, balanced portfolio combines significant cash flow from stable production with deep, high-quality development inventory. Our activities are focused in the Eagle Ford, Permian Basin and Uinta Basin, and we own minerals and royalty interests across premier U.S. oil and natural gas basins, primarily operated by large, well-capitalized companies, with a core focus in the Eagle Ford.

Corporate Structure

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” Crescent is a holding company, the sole material assets of which are units ("OpCo Units") representing limited liability company interest in Crescent Energy OpCo LLC ("OpCo"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities, with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within NOTE 14 – Related Party Transactions. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in NOTE 8 – Debt. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock"), have both voting and economic rights with respect to Crescent. . Additionally, an affiliate of KKR & Co. Inc. (together with its subsidiaries, the "KKR Group") is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

Corporate Simplification

In April 2025, we announced that our corporate structure had been simplified through the elimination of the Company’s Up-C structure through the exercise by the holders of all remaining shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), of their redemption rights with respect to all of their OpCo Units (the “Corporate Simplification”). Prior to the Corporate Simplification, the Up-C structure provided for holders of Crescent’s then-outstanding Class B Common Stock, which had voting (but no economic) rights with respect to Crescent, to hold a corresponding amount of economic, non-voting units of OpCo (“OpCo Units, which were generally redeemable or exchangeable for Class A Common Stock on the terms and conditions set forth in OpCo’s Amended and Restated Limited Liability Company Agreement (the “OpCo LLC Agreement”). Pursuant to the aforementioned exercise of such right in the Corporate Simplification, all OpCo Units (other than those held by Crescent) were exchanged for an equivalent number of shares of Class A Common Stock and all outstanding shares of Class B Common Stock were cancelled. As a result of the Corporate Simplification, all of the Company’s common stockholders now hold Class A Common Stock. See NOTE 14 – Related Party Transactions for more information.

Basis of Presentation

Our consolidated financial statements (the “financial statements”) include the accounts of the Company and its subsidiaries after the elimination of intercompany transactions and balances and are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We have no elements of other comprehensive income for the periods presented.

Crescent is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which, as of December 31, 2025, is wholly-owned by Crescent, and as of December 31, 2024, was 74% owned by Crescent and 26% owned by holders of our redeemable noncontrolling interests representing former owners of Independence, and (ii) Crescent Energy Finance LLC, OpCo's wholly owned subsidiary. Crescent and OpCo have no operations, or material cash flows, assets or liabilities other than their investment in Crescent Energy Finance LLC. As the sole managing member of OpCo, Crescent is responsible for all operational, management and administrative decisions related to OpCo’s business. Because the unit holders of OpCo lacked the characteristics of a controlling financial interest, OpCo was determined to be a variable interest entity. Crescent is considered the primary beneficiary of OpCo as it has both the power to direct OpCo and the right to receive benefits from OpCo. As a result, Crescent consolidates the financial results of OpCo and its subsidiaries, including Crescent Energy Finance LLC. See “— Corporate Structure” above for more information regarding our corporate structure.

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

Restricted Cash

Restricted cash consists of funds earmarked for a special purpose and therefore not available for immediate and general use. Our restricted cash is comprised of cash that is contractually required to be restricted for a variety of purposes including to fund acquisitions and to pay for the future abandonment of certain wells. As of the date these financial statements are issued, restrictions associated with $713.7 million were released. Restricted cash is presented separately in current assets while the noncurrent portion is included in Other assets on our consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash presented on our balance sheets to amounts shown in our consolidated statements of cash flows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$10,157	$132,818	$2,974
Restricted cash – current	725,702	5,490	261
Restricted cash – noncurrent	17,451	102,600	5,494
Total cash, cash equivalents and restricted cash	$753,310	$240,908	$8,729

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

We establish allowances for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. We estimate uncollectible amounts based on the length of time that the accounts receivables have been outstanding, historical collection experience and current and future economic and market conditions. We consider forecasts of future economic conditions in the estimate of our expected credit losses, in particular whether there is an increase in the probability that our counterparties will be unable to pay their obligations when due, and adjust our allowance for expected credit losses, when necessary. We established an allowance for expected credit losses of $7.4 million as of December 31, 2025 related to certain joint interest billings receivables for which we are no longer able to withhold future revenue distributions due to the sale of the attributable oil and gas properties. Our allowance for expected credit losses was nominal as of December 31, 2024. We incurred credit loss expense or bad debt expense related to our accounts receivable of $7.4 million during the year ended December 31, 2025, and we did not incur credit loss expense or bad debt expense related to our accounts receivable as of December 31, 2024, and 2023. We do not have any off-balance sheet credit exposure related to our customers.

Restricted Investment Securities

We hold U.S. Treasury securities, which are contractually required to be set aside to pay for the future abandonment of certain wells in California. Due to this restriction, we report these investment securities as noncurrent and include them within Other assets on our consolidated balance sheets.

We classify our investment in these debt securities at the acquisition date and re-evaluate the classification at each balance sheet date. We classify debt securities purchased with the positive intent and ability to hold until their maturity date as held-to-maturity investments (“HTM”) and carry these investments at amortized cost. Premiums and discounts on purchases are amortized over the remaining time to maturity of the security and the amortization is recorded as an adjustment to interest income. At each of December 31, 2025 and 2024, we had restricted investment securities – HTM with a carrying value of $7.2 million and $7.1 million, respectively.

Oil and Natural Gas Properties

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Capitalized costs attributed to the properties are charged as an operating expense through depreciation, depletion and amortization (“DD&A”). Dry hole costs associated with developing proved fields are capitalized. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain non-producing leasehold costs are expensed once evaluated and determined to be a dry hole. We incurred exploration expense of $16.8 million, $16.6 million, and $9.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to seismic transfer fees associated with our acquisitions.

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

During the years ended December 31, 2025, 2024 and 2023, we recognized depletion expense of $1.1 billion, $892.4 million and $626.6 million, respectively.

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

During the year ended December 31, 2025, in conjunction with our asset divestitures, we determined certain of those assets were impaired and we recorded impairment expense of $233.7 million to write down those assets to the estimated transaction price less cost to sell. During the years ended December 31, 2024 and 2023, we determined that there were triggering events requiring the evaluation of the recoverability of certain of our oil and natural gas properties and recorded an impairment expense of $161.5 million and $149.6 million.

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

Debt Issuance Costs

We capitalize costs incurred in connection with obtaining financing associated with our Revolving Credit Facility and the 2028 Notes, 2029 Notes, 2030 Notes, Vital 2032 Notes, 2032 Notes, 2033 Notes and 2034 Notes (each as defined below and collectively, the "Senior Notes") and amortize such costs as additional interest expense over the life of the underlying indebtedness. These costs include fees paid to financial institutions and professional fees. Debt issuance costs associated with our Revolving Credit Facility are included in Other assets in our consolidated balance sheets. Debt issuance costs associated with our Senior Notes are included as a contra-liability in Long-term debt in our consolidated balance sheets.

Revenue Recognition

Oil, Gas and NGL Revenues
We hold operated and non-operated working interests and mineral and royalty interests in producing assets that function as follows:

Operated working interests: We are responsible for the day-to-day management and operation of the field as well as negotiations required for post-production transportation, gathering, processing and marketing. We remit proceeds from sales of resulting hydrocarbons to third parties back to non-operators less costs as agreed in the applicable joint operating agreement. We sell oil production at the contractually specified delivery point, and collect an agreed-upon index price, net of pricing differentials. Under our natural gas contracts, we deliver natural gas to a midstream processor at a contractually specified delivery point. The midstream processor gathers and processes the natural gas and then markets and remits proceeds to us for the resulting sale of the residue gas and NGLs.

Non-operated working interests: An operator of these assets is responsible for the day-to-day management and operation of the field as well as negotiations required for post-production transportation, gathering, processing, and marketing. The operator then remits proceeds from sales of resulting hydrocarbons to third parties back to non-operators less costs as agreed in the applicable joint operating agreement. Proceeds reflect post-production expenses such as gathering, processing and other expenses incurred in marketing of that production.

Mineral and royalty interests: The owner of this share of production does not bear any of the cost of exploration, drilling, producing, operating or any other expense associated with drilling and producing an oil and gas well. Mineral and royalty interests may be burdened by some or all of the post-production costs related to gathering, processing and marketing.

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

Defined Contribution Plan

We offer our employees a defined contribution 401(k) Plan (the “401(k) Plan”) which allows eligible employees to make tax-deferred contributions, not to exceed annual limits established by the Internal Revenue Service. We match 100% of employee contributions up to a certain threshold of compensation with immediate vesting for existing employees. During the years ended December 31, 2025, 2024, and 2023, we made contributions of $6.4 million, $4.5 million and $4.2 million, respectively, to the plan.

Business Combinations

We recognize the identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity-specific intentions do not impact the measurement of fair value. These fair values are accounted for at the date of acquisition and included in our consolidated balance sheets as of December 31, 2025 and 2024. The results of operations of an acquired business are included in our consolidated statements of operations from the date of the acquisition.

Assets Held for Sale

We may market certain non-core natural gas and oil assets or other properties for sale. At the end of each reporting period, we evaluate if these assets should be classified as held for sale. The held for sale criteria includes the following: management commits to a plan to sell, the asset is available for immediate sale, an active program to locate a buyer exists, the sale of the asset is probable and expected to be completed within a year, the asset is actively being marketed for sale and that it is unlikely that significant changes to the plan will be made. If each of the criteria are met, then the assets and associated liabilities are classified as held for sale. Additionally, once assets are classified as held for sale, we cease depreciation on those related assets.

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

The below purchasers represented greater than 10% of our revenues during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Shell Trading US Company	21.4%	23.7%	18.3%
ConocoPhillips	13.5%	16.5%	*
Enterprise Products Partners L.P.	11.7%	*	*

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

Income Taxes

Crescent is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on our allocable share of any taxable income of OpCo. Taxable income or loss generated by OpCo is generally allocated and passed through to the holders of OpCo Units, including Crescent, based on their proportionate share of OpCo Unit ownership. Following the 2025 Class A Redemption (as defined below) and the Corporate Simplification, the Company is the sole holder of all outstanding OpCo Units.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA is a significant piece of tax legislation that includes provisions that permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024 and 100% bonus depreciation under section 168(k) for property acquired and placed in service after January 19, 2025, deferring the recognition of a significant portion of current federal tax for multiple years.

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

Accounting Standards Codification (“ASC") Topic 740, Income Taxes, specifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more likely than not that the Company's recorded income tax benefits will be fully realized, or recognizes a valuation allowance against deferred tax assets in cases where we do not forecast sufficient future income to recognize the deferred tax asset.

Leases

We record a net operating lease right-of-use ("ROU") asset and operating lease liability on the consolidated balance sheets for all operating leases with a lease term in excess of 12 months.

We enter into contractual lease arrangements to rent buildings, compressors, drilling rigs, office and rental equipment and vehicles from third-party lessors. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. We recognize lease expense for these short-term leases on a straight-line basis over the lease term. We use our incremental borrowing rate based on the information available at commencement date of the contract in determining the present value of future lease payments. The incremental borrowing rate is calculated using our collateralized incremental borrowing rate based on our debt structure. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. Certain of our leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

If an arrangement is determined to be a lease, we record the resulting ROU asset on the consolidated balance sheets with offsetting liabilities at the commencement date. We recognize a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant or equipment ("PP&E"), the contract terms are dependent on the use of the PP&E, and we have the ability or right to control the PP&E or to direct others to control the PP&E and receive the majority of the economic benefits of the assets. As of December 31, 2025 and 2024, we had financing right-of-use asset of $23.3 million and $18.4 million in field and other property and equipment, at cost, and operating right-of-use asset of $81.3 million and $66.6 million in Other assets, respectively. During the year ended December 31, 2025 we recorded an impairment on our ROU assets of $20.8 million as part of our restructuring costs.

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

See NOTE 9 – Asset Retirement Obligations.

Environmental Expenditures

In addition to our ARO liability, management also reviews our estimates of the cleanup costs of various sites on an annual basis. When it is probable that obligations have been incurred, and where a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. For other potential liabilities, the timing of accruals coincides with the related ongoing site assessments. We do not discount any of these liabilities. Recoveries for environmental remediation costs from third parties, which are probable of realization, are separately recorded and are not offset against the related environmental liability. As of December 31, 2025 and 2024, we did not have any significant probable environmental remediation costs.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$272,765	$141,760	$113,796
Income tax payments (refunds)	9,968	1,851	(1,391)
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	181,631	180,172	83,841
Equity consideration for acquisitions	730,684	611,423	—
Right-of-use assets obtained in exchange for leases	67,046	62,468	29,624

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively during 2025, see NOTE 11 – Income Taxes.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-03.

NOTE 3 – Acquisitions and Divestitures

During the three years ended December 31, 2025, we completed the following acquisitions and divestitures:

Acquisitions

Vital Energy Merger

In December 2025, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated August 24, 2025 (the "Vital Energy Merger Agreement") (the transactions contemplated within the Vital Energy Merger Agreement, the "Vital Energy Merger"), between Crescent, Venus Merger Sub I Inc. ("Venus MS Inc."), Venus Merger Sub II LLC ("Venus MS LLC") and Vital Energy, Inc. ("Vital"). The Vital Energy Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("ASC 805"), with Crescent being identified as the accounting acquirer.

Venus MS Inc., a wholly owned subsidiary of Crescent, merged with and into Vital, with Vital continuing as the surviving corporation (the "First Company Merger"). Immediately following the First Company Merger, Vital merged with and into Venus MS LLC, a direct, wholly owned subsidiary of Crescent, with Venus MS LLC continuing as the surviving company (the "Second Company Merger"). Promptly following the completion of the Second Company Merger, Crescent effected an internal reorganization for financing purposes pursuant to which the surviving company was contributed to OpCo and subsequently to Crescent Energy Finance LLC, the operating subsidiaries of Crescent Energy Finance LLC were contributed to the surviving company, and the surviving company was merged with and into Crescent Energy Finance LLC, with Crescent Energy Finance LLC surviving the merger.

In accordance with the terms of the Vital Energy Merger Agreement, each share of Vital common stock issued and outstanding immediately prior to the Effective Time, was converted into the right to receive from Crescent 1.9062 shares of Crescent Class A common stock, with cash paid in lieu of any fractional shares of Crescent Class A common stock. Each Vital restricted stock award that was outstanding immediately prior to the Vital Energy Merger vested in full and was cancelled and converted into the right to receive, without interest, the merger consideration in respect of each share of Vital common stock subject thereto, with cash paid in lieu of any fractional shares of Crescent Class A common stock. Each Vital cash-settled performance unit that was outstanding immediately prior to the Effective Time vested in full, with performance conditions deemed to have been satisfied at the target performance level, and was cancelled and converted into the right to receive a lump-sum cash payment equal to the product of (i) the total number of shares of Vital common stock subject to such Vital cash-settled performance unit and (ii) the closing trading price per share of Vital common stock reported on the NYSE on the trading day immediately preceding the closing of the Vital Energy Merger, less applicable tax withholdings.

The initial accounting for the Vital Energy Merger is preliminary, and adjustments to provisional amounts (such as certain accrued liabilities and deferred tax assets) or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about facts and circumstances that existed as of the acquisition date during the measurement period, which will not exceed 12 months from the date of the Vital Energy Merger.

Crescent issued 73.3 million shares of Class A Common Stock in the Vital Energy Merger and paid $3.7 million in cash to settle outstanding Vital equity awards. See NOTE 13 – Equity-Based Compensation Awards.

From the date of the Vital Energy Merger through December 31, 2025, revenues and net income associated with operations acquired through the Vital Energy Merger were $76.1 million and $18.1 million, respectively. We recognized transaction related expenses of $78.3 million within General and administrative expense on the consolidated statements of operations for the year ended December 31, 2025.

Ridgemar Acquisition

On December 3, 2024, we entered into the Ridgemar Acquisition Agreement, pursuant to which we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”). On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar for $807.2 million in cash and 5.5 million shares of our Class A Common Stock. In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027. We accounted for the Ridgemar Acquisition as an asset acquisition.

SilverBow Merger

On July 30, 2024, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated May 15, 2024 (the transactions contemplated therein, the "SilverBow Merger"), between Crescent, SilverBow Resources, Inc. ("SilverBow"), Artemis Acquisition Holdings Inc. ("Artemis Holdings"), Artemis Merger Sub Inc. ("Artemis MS Inc.") and Artemis Merger Sub II LLC ("Artemis MS LLC"). The SilverBow Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ASC 805, with Crescent being identified as the accounting acquirer.

Artemis MS Inc., a Delaware corporation and a direct wholly owned subsidiary of Crescent, merged with and into SilverBow (the "Initial Merger"), with SilverBow surviving the merger (the "Initial Surviving Corporation"), and immediately following the Initial Merger, the Initial Surviving Corporation merged with and into Artemis MS LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Artemis Holdings, a Delaware corporation and a direct wholly owned subsidiary of Crescent (the "Subsequent Merger" and together with the Initial Merger, the "Mergers"), with Artemis MS LLC continuing as the surviving company of the Subsequent Merger (the "Subsequent Surviving Company") as a direct wholly owned subsidiary of Artemis Holdings. Promptly following the completion of the Mergers, Artemis Holdings contributed the Subsequent Surviving Company to OpCo, a Delaware limited liability company, of which Crescent is the managing member, which in turn contributed the Subsequent Surviving Company to its wholly owned subsidiary, Crescent Energy Finance, a Delaware limited liability company.

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

During 2024 and 2025 we reorganized our business, primarily as a result of the Vital Energy Merger, SilverBow Merger and divestitures, which included one-time termination costs and exit costs for the closure of legacy corporate offices. As of December 31, 2025 and December 31, 2024, we expected the total amount of one-time employee termination benefits incurred to be $51.3 million and $11.4 million, and lease termination and other costs of $10.9 million and $5.5 million, respectively. During the years ended December 31, 2025 and 2024, we recognized $46.3 million and $14.3 million in General and administrative expense, and $15.9 million and $2.7 million in Lease and asset operating expense, respectively, on the consolidated statements of operations. The following is a reconciliation of our restructuring liability, which is included within Accounts payable and accrued liabilities on the consolidated balance sheets.

	One-time employee termination benefits	Lease termination and other costs	Total
	(in thousands)
December 31, 2023	$—	$—	$—
Costs incurred and charged to expense	11,433	5,516	16,949
Costs paid	(6,531)	(5,516)	(12,047)
December 31, 2024	$4,902	$—	$4,902
Costs incurred and charged to expense	51,267	10,920	62,187
Costs paid	(4,003)	(1,767)	(5,770)
December 31, 2025	$52,166	$9,153	$61,319

Other Acquisitions

Webb Gas Acquisition

In January 2025, we acquired additional interests in Crescent operated oil and gas properties located in Webb County, Texas from unaffiliated third parties for aggregate consideration of approximately $21.2 million, subject to customary post closing adjustments (the “Webb Gas Acquisition”).

Minerals Acquisition

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, subject to customary purchase price adjustments (the "Minerals Acquisition"). The purchase price was funded using borrowings under our Revolving Credit Facility.

Central Eagle Ford Acquisition

In October 2024, we acquired from unaffiliated third parties certain interests in oil and gas properties, rights and related assets located in Atascosa, Frio, La Salle and McMullen Counties, Texas for aggregate consideration of approximately $156.0 million, including certain customary purchase price adjustments in the Central Eagle Ford Acquisition.

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

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our significant asset acquisitions and business combinations during the three years ended December 31, 2025 that impact the periods presented:

	Asset Acquisitions						Business Combinations
	Minerals Acquisition	Ridgemar Acquisition	Webb Gas Acquisition	Eagle Ford Minerals Acquisition	July Western Eagle Ford Acquisition	October Western Eagle Ford Acquisition	Vital Energy Merger	SilverBow Merger	Central Eagle Ford Acquisition
Acquisition period	2025			2024	2023		2025	2024
	(in thousands)
Consideration transferred:
Cash consideration:
Cash	$67,369	$807,247	$21,204	$25,000	$592,735	$235,069	$—	$358,092	$156,031
Settlement of Equity Awards in cash	—	—	—	—	—	—	3,693	18,858	—
Equity consideration:
Fair value of Class A Common Stock issued	—	82,145	—	—	—	—	640,982	595,294	—
Settlement of Equity Awards in Class A Common Stock	—	—	—	—	—	—	7,557	16,129	—
Fair value of contingent earn-out consideration	—	51,746	—	—	—	—	—	—	—
Transaction costs capitalized	490	18,484	—	—	—	—	—	—	—
Total	$67,859	$959,622	$21,204	$25,000	$592,735	$235,069	$652,232	$988,373	$156,031
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$122,923	$5,200	$—
Accounts receivable, net	—	1,150	—	—	—	—	279,731	135,210	—
Derivative assets – current	—	—	—	—	—	—	184,247	100,601	—
Prepaid expenses	—	—	—	—	355	—	25,857	6,154	—
Other current assets	—	—	—	—	—	—	—	945	—
Oil and natural gas properties - proved	57,200	988,758	21,204	12,865	595,025	239,573	2,207,966	1,985,363	144,085
Oil and natural gas properties - unproved	11,044	—	—	12,135	22,310	9,819	137,055	229,459	—
Field and other property and equipment	—	3,240	—	—	—	—	50,156	4,586	17,848
Derivative assets – noncurrent	—	—	—	—	—	—	2,471	37,870	—
Deferred tax asset	—	—	—	—	—	—	695,291	—	—
Other assets	—	—	—	—	—	—	62,847	25,199	—
Accounts payable and accrued liabilities	(385)	(9,565)	—	—	(12,668)	(5,790)	(421,231)	(198,831)	(1,212)
Acquired deferred acquisition consideration	—	—	—	—	—	—	—	(76,550)	—
Other current liabilities	—	(573)	—	—	—	—	(30,465)	(10,029)	—
Short-term debt	—	—	—	—	—	—	—	(37,500)	—
Long-term debt	—	—	—	—	—	—	(2,490,578)	(1,103,125)	—
Deferred tax liability	—	—	—	—	—	—	—	(79,070)	—
Derivative liabilities – noncurrent	—	—	—	—	—	—	(7,329)	—
Asset retirement obligations	—	(22,855)	—	—	(10,541)	(7,908)	(127,821)	(25,683)	(4,690)
Other liabilities	—	(533)	—	—	(1,746)	(625)	(38,888)	(11,426)	—
Net assets acquired	$67,859	$959,622	$21,204	$25,000	$592,735	$235,069	$652,232	$988,373	$156,031

Supplemental Pro Forma Information (Unaudited)

The following table summarizes our unaudited pro forma financial information for the three years ended December 31, 2025, as if the Vital Energy Merger occurred on January 1, 2024 and the SilverBow Merger and Central Eagle Ford Acquisition occurred on January 1, 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues	$5,278,646	$5,785,570	$3,610,300
Net income	(418,510)	282,494	782,563

Divestitures

During 2025, we entered into agreements with certain unrelated third-party buyers to sell non-core assets as part of our previously announced non-core asset divestiture program for total consideration in excess of $900.0 million, subject to customary purchase price adjustments and transaction costs, and we received $847.1 million in aggregate cash proceeds after preliminary customary purchase price adjustments. In connection with these transactions, we performed an assessment of the fair value of the associated net assets and liabilities and determined certain of those assets were impaired, and as such, we recorded impairment expense of $233.7 million to write down those assets to the estimated transaction price less cost to sell. In addition, we recorded a gain of $147.5 million on the sale of certain other assets.

During the year ended December 31, 2024, we sold non-core assets to unrelated third-party buyers for $54.8 million in aggregate cash proceeds and recorded a gain of approximately $29.4 million on the sale of these assets.

NOTE 4 – Property, Plant and Equipment

The following table summarizes our oil and natural gas properties as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Proved oil and natural gas properties (successful efforts method)	$13,264,097	$11,471,299
Unproved oil and natural gas properties	413,444	374,306
Oil and natural gas properties, at cost	13,677,541	11,845,605
Less: accumulated depreciation, depletion, amortization and impairment	(3,529,964)	(3,840,344)
Oil and natural gas properties, net	$10,147,577	$8,005,261

Other Property

The following table summarizes other property, plant and equipment as of December 31, 2025 and 2024:

	Estimated useful life	As of December 31,
		2025	2024
	(years)	(in thousands)
Gathering and pipeline system	30	$—	$109,324
Vehicles	3-5	10,925	19,309
Computers, furniture, and equipment	3-10	22,656	12,491
Buildings and improvements	5-30	19,520	14,177
Land		37,391	20,694
Financing right-of-use asset	1-5	23,339	18,435
Field inventory		43,200	32,441
Field and other property and equipment, at cost		157,031	226,871
Less: accumulated depreciation, amortization and impairment		(28,637)	(87,078)
Field and other property and equipment, net		$128,394	$139,793

Capitalized Exploratory Well Costs

Capitalized exploratory well costs are included in unproved oil and natural gas properties. As of December 31, 2025 and 2024, we did not have any capitalized exploratory well costs.

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

As of December 31, 2025, our commodity derivative instruments consisted of fixed price and basis swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of December 31, 2025:

Production Period	Volumes	Weighted Average Fixed Price
	(in thousands)
Crude oil swaps – WTI (Bbls):
2026	21,836	$65.07
2026 (1)	368	$67.03
2027 (2)	3,650	$75.00
2027	3,285	$61.07
Crude oil two-way collars – WTI (Bbls):
2026	4,361	$60.25		—	$70.37
Crude oil three-way collars – WTI (Bbls):
2026	1,643	$48.00	—	$60.00	—	$72.00
Crude oil two-way collars – Brent (Bbls):
2026	183	$60.00		—	$82.00
Natural gas swaps (MMBtu):
2026	91,020	$4.03
2027	7,300	$4.21
2027 (3)	18,250	$4.19
Natural gas two-way collars (MMBtu):
2026	46,180	$3.08		—	$4.79
Crude oil basis swaps (Bbls):
2026	11,309	$1.55
Natural gas basis swaps (MMBtu):
2026	103,960	$(0.43)
2027	91,250	$(0.42)
Calendar Month Average roll swaps (Bbls):
2026	1,825	$0.20
Natural Gas Fixed Index Swaps – Waha (MMBtu):
2026	55,480	$2.41
2027	43,800	$2.69

(1)     Represents outstanding crude oil swap options exercisable by the counterparty until June 2026.
(2)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2026.
(3)     Represents outstanding crude oil collar options exercisable by the counterparty until December 2026.

Ridgemar Contingent Consideration: The former owners of Ridgemar are entitled to receive contingent consideration payments from us if the daily average price of NYMEX WTI crude oil exceeds certain thresholds during specified quarterly periods. For each quarterly period in 2026, we will be required to pay $15.0 million if the average WTI price for the quarter is equal to or greater than $70 per barrel, and an additional $15.0 million if the average price equals or exceeds $75 per barrel. For each quarterly period in 2027, we will be required to pay $12.5 million if the average price NYMEX WTI crude oil for the quarter equals or exceeds $70 per barrel. The fair value of the Ridgemar Contingent Consideration is determined by a third-party valuation specialist using a Monte Carlo simulation. The significant inputs used in the valuation are the NYMEX WTI forward price curve, mean reversion rate, and volatility. We determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. Contingent earn-out consideration is included in Other current liabilities and Other liabilities on the consolidated balance sheets.

Vital Contingent Consideration: As part of the Vital Energy Merger, Crescent acquired a contingent consideration arrangement in which Crescent is entitled to receive contingent consideration payments from a third party if certain performance conditions are met as it relates to certain assets previously sold by Vital. Crescent is entitled to up to $9.0 million in 2026, and $58.6 million in 2027 if certain performance conditions are met within those periods. The fair value of the Vital Contingent Consideration is determined by a third-party valuation specialist using a Monte Carlo simulation. The significant inputs used in the valuation include Crescent’s internally developed cash flow projections for the underlying assets and a risk-adjusted discount rate, which is developed by the third-party valuation specialist based on market participant assumptions and prevailing market conditions. We determined that these Level 3 fair value inputs are primarily based on unobservable inputs. Contingent earn-out consideration is included in Other assets on the consolidated balance sheets.

We use derivative commodity instruments and enter into swap contracts which are governed by International Swaps and Derivatives Association (ISDA) master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts at December 31, 2025 and 2024:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
December 31, 2025
Assets:
Derivative assets – current	$346,849	$(24,065)	$322,784
Derivative assets – noncurrent	22,875	(20,046)	2,829
Other assets	17,590	—	17,590
Total assets	$387,314	$(44,111)	$343,203
Liabilities:
Derivative liabilities – current	$(24,065)	$24,065	$—
Other current liabilities	(16,153)	—	(16,153)
Derivative liabilities – noncurrent	(33,467)	20,046	(13,421)
Other liabilities	(10,717)	—	(10,717)
Total liabilities	$(84,402)	$44,111	$(40,291)
December 31, 2024
Assets:
Derivative assets – current	$95,484	$(42,211)	$53,273
Derivative assets – noncurrent	25,287	(18,603)	6,684
Total assets	$120,771	$(60,814)	$59,957
Liabilities:
Derivative liabilities – current	$(44,909)	$42,211	$(2,698)
Derivative liabilities – noncurrent	(56,335)	18,603	(37,732)
Total liabilities	$(101,244)	$60,814	$(40,430)

See NOTE 6 – Fair Value Measurements for more information.

The amount of realized and unrealized gain (loss) recognized in Gain (loss) on derivatives in our consolidated statements of operations was as follows for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
	2025	2024	2023
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$85,224	$(112,777)	$(171,274)
Realized gain (loss) on natural gas positions	(2,701)	77,546	(1,022)
Realized gain (loss) on NGL positions	(916)	(623)	18,562
Total realized gain (loss) on derivatives	81,607	(35,854)	(153,734)
Unrealized gain (loss) on commodity derivatives	196,418	(78,494)	320,714
Unrealized gain (loss) on contingent earn-out consideration	24,876	—	—
Total unrealized gain (loss)	221,294	(78,494)	320,714
Gain (loss) on derivatives	$302,901	$(114,348)	$166,980

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

Recurring Fair Value Measurements

The following table presents the location and fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024, by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2025
Financial assets:
Derivative assets	$—	$369,724	$—	$369,724
Contingent earn-out consideration	—	—	17,590	17,590
Financial Liabilities:
Derivative liabilities	$—	$(57,532)	$—	$(57,532)
Contingent earn-out consideration	—	(26,870)	—	(26,870)

December 31, 2024
Financial assets:
Derivative assets	$—	$120,771	$—	$120,771
Financial Liabilities:
Derivative liabilities	$—	$(101,244)	$—	$(101,244)

Non-Recurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis. We utilize fair value measurement on a non-recurring basis to value our oil and natural gas properties when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. When a triggering event is identified, we compare the carrying amount of our oil and natural gas properties to the estimated undiscounted cash flows our oil and natural gas properties will generate to determine if the carrying amount is recoverable. We perform this analysis on an asset pool basis. If the carrying amount exceeds the estimated undiscounted cash flows, we will write-down the carrying amount of the oil and natural gas properties to fair value. The Level 3 inputs used to determine such fair value are primarily based upon internally developed cash flow models and estimated net proceeds upon the potential sale of an asset pool as discussed in Note 2 and are classified within Level 3. Significant Level 3 assumptions associated with discounted cash flows include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, and discount rates commensurate with the risk associated with realizing the projected cash flows.

As stated in NOTE 2 – Summary of Significant Accounting Policies, our oil and natural gas properties were written down to their fair value resulting in an impairment expense. We also perform a separate impairment analysis when certain assets are classified as held for sale. The analysis is based on the agreed-upon proceeds less costs to sell, a Level 2 fair value measurement. For assets classified as held for sale during the year ended December 31, 2025, we recorded impairment charges of $233.7 million. During the year ended December 31, 2024, we recorded an impairment expense of $161.5 million related to oil and natural gas properties and reduced assets with a carrying value of $345.9 million to a fair value of $184.4 million. The fair value was determined using a discounted cash flow model based on the expected present value of the future net cash flows from our oil and natural gas reserves. Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include estimates of (i) future prices based on the forward commodity price curve as of December 31, 2024, (ii) production costs, development expenditures and anticipated production, based on our 2024 net proved reserves, and (iii) a risk-adjusted discount rate of 10%.

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also have approximate fair value because the associated variable rates of interest are market based. The fair value of the Senior Notes as of December 31, 2025 and 2024 was $4.7 billion and $3.1 billion based on quoted market prices or Level 1 inputs.

NOTE 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$144,794	$56,323
Accrued lease and asset operating expense	177,348	76,990
Accrued capital expenditures	164,739	171,365
Accrued general and administrative	86,964	15,044
Accrued gathering, processing and transportation expense	72,303	76,477
Accrued revenue and royalties payable	304,468	192,884
Accrued interest expense	130,816	98,343
Accrued severance taxes	22,449	36,135
Other	17,797	16,891
Total accounts payable and accrued liabilities	$1,121,678	$740,452

NOTE 8 – Debt

Senior Notes

2034 Notes

In July 2025, we issued $600.0 million aggregate principal amount of 8.375% the 2034 Notes at par. The 2034 Notes bear interest at an annual rate of 8.375%, which is payable on January 15 and July 15 of each year, and mature on January 15, 2034. The proceeds from the 2034 Notes Offering were approximately $588.1 million after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the consideration of the Tender Offer and the 2028 Notes Redemption (each as defined below) and to repay a portion of our outstanding balance under our Revolving Credit Facility.

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

2033 Notes

In June 2024, we issued $750.0 million aggregate principal amount of 2033 Notes at par. In September 2024, we issued an additional $250.0 million aggregate principal amount of 2033 Notes at 101.000% of par. The aggregate proceeds from the 2033 Notes Offerings were approximately $982.1 million, after adjusting for premiums, the initial purchasers' discount and offering expenses. We used the aggregate net proceeds from the 2033 Notes Offerings to finance the majority of the SilverBow Merger, including (i) fund the cash paid to the SilverBow stockholders and holders of SilverBow restricted stock units in connection with the SilverBow Merger, and (ii) repay and extinguish SilverBow's existing indebtedness that was outstanding at the completion of the SilverBow Merger for $1.2 billion, including extinguishment costs. In connection with the repayment of SilverBow's debt we incurred a Loss on the extinguishment of debt of $36.5 million, inclusive of make whole fees.

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

2032 Notes

In March 2024, we issued $700.0 million aggregate principal amount of 2032 Notes at par. In December 2024, we issued an additional $400.0 million, aggregate principal amount of 2032 Notes at 100.250% of par. The aggregate proceeds from the 2032 Notes Offering were approximately $1,080.7 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds to finance the majority of the consideration of a cash tender offer of our 7.25% senior notes due 2026 (the "2026 Notes") and the redemption of any remaining 2026 Notes following such cash tender offer of all of the aggregate principal amount of the 2026 Notes outstanding for $714.8 million after including extinguishment costs. We used the proceeds from the December 2024 Offering to repay the amounts outstanding under our Revolving Credit Facility.

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

In conjunction with the Vital Energy Merger we assumed $1.0 billion aggregate principal amount of 7.875% senior notes due 2032 of Crescent Energy Finance LLC, as successor in interest to Vital (the "Vital 2032 Notes"). The Vital 2032 Notes will mature on April 15, 2032, with interest accruing at a rate of 7.875% per annum and payable semi-annually, on April 15 and October 15 of each year. We may redeem up to 35% of the aggregate principal amount of the Vital 2032 Notes before April 15, 2027 using funds in an amount not exceeding the net proceeds from one or more private or public equity offerings at a redemption price of 107.875% of the aggregate principal amount of the Vital 2032 Notes redeemed, plus accrued and unpaid interest to the date of redemption. In addition, prior to April 15, 2027, we may redeem all or a part of the Vital 2032 Notes at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium as of, and accrued and unpaid interest, if any, to, the redemption date.

2030 Notes

In conjunction with the Vital Energy Merger we assumed $302.4 million aggregate principal amount of the 9.750% senior notes due 2030 (the Vital 2030 Notes") of Crescent Energy Finance LLC, as successor in interest to Vital. On January 2, 2026, Crescent Energy Finance LLC settled offers to eligible holders to exchange any and all of the Vital 2030 Notes then outstanding, wherein approximately $237.4 million aggregate principal amount of the Vital 2030 Notes were exchanged for approximately $237.2 million aggregate principal amount of the 9.750% senior notes due 2030 newly issued by Crescent Energy Finance LLC (the "Crescent 2030 Notes"), which tendered and accepted Vital 2030 Notes were subsequently canceled. Following such exchange offer, approximately $65.0 million aggregate principal amount of the Vital 2030 Notes and approximately $237.2 million of the Crescent 2030 Notes remain outstanding, which are collectively referred to as the "2030

Notes" herein. The 2030 Notes will mature on October 15, 2030, with interest accruing at a rate of 9.750% per annum and payable semi-annually, on April 15 and October 15 of each year. We may, at our option, redeem all or a portion of the 2030 Notes at any time on or after October 15, 2026 at a price equal to 104.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. If, on or after October 15, 2027, we may redeem some or all of the Crescent 2030 Notes at a price equal to 102.4375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, on or after October 15, 2028 and thereafter, we may redeem some or all of the Crescent 2030 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

2029 Notes

In conjunction with the Vital Energy Merger we assumed $298.2 million aggregate principal amount of the 7.750% senior notes due 2029 (the "Vital 2029 Notes") of Crescent Energy Finance LLC, as successor in interest to Vital. On January 2, 2026, Crescent Energy Finance LLC settled offers to eligible holders to exchange any and all of the Vital 2029 Notes then outstanding, wherein approximately $295.3 million aggregate principal amount of the Vital 2029 Notes were exchanged for approximately $294.8 million aggregate principal amount of the 7.750% senior notes due 2029 newly issued by Crescent Energy Finance LLC (the "Crescent 2029 Notes"), which tendered and accepted Vital 2029 Notes were subsequently canceled. Following such exchange offer, approximately $2.9 million aggregate principal amount of the Vital 2029 Notes and approximately $294.8 million of the Crescent 2029 Notes remain outstanding, which are collectively referred to as the "2029 Notes" herein (collectively with the 2028 Notes, the 2030 Notes, the Vital 2032 Notes, the 2032 Notes, the 2033 Notes and the 2034 Notes, the "Senior Notes").The 2029 Notes will mature on July 31, 2029, with interest accruing at a rate of 7.750% per annum and payable semi-annually, on January 31 and July 31 of each year. We may, at our option, redeem all or a portion of the 2029 Notes at any time before July 31, 2026 at a price equal to 101.9375% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, on or after July 31, 2026, we may redeem some or all of the 2029 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

2028 Notes

As of December 31, 2024 we had $1.0 billion of the 2028 Notes outstanding. The 2028 Notes bear interest at an annual rate of 9.250%, which is payable on February 15 and August 15 of each year and mature on February 15, 2028. We may, at our option, redeem all or a portion of the 2028 Notes at any time before February 15, 2027 at a price equal to 102.3125% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, on or after February 15, 2027, we may redeem some or all of the 2028 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding the redemption date.

In June 2025, we commenced the Tender Offer to purchase a portion of our outstanding 2028 Notes, pursuant to which approximately $306.1 million aggregate principal amount of 2028 Notes were validly tendered and not validly withdrawn at or prior to July 22, 2025, the final tender date. In addition to the Tender Offer, we elected to redeem an aggregate principal amount of the 2028 Notes equal to $193.9 million, at a price of 104.625% of the unpaid principal amount of the 2028 Notes, plus accrued and unpaid interest, if any, to, but excluding, July 25, 2025, the redemption date. After giving effect to the 2028 Notes Redemption and the Tender Offer, the aggregate principal amount of the 2028 Notes outstanding is $500.0 million. Combined, we purchased the 2028 Notes at a blended price of 104.472% of par and incurred a loss on the extinguishment of debt of approximately $29.2 million, including the write-off of associated deferred financing costs, during the year ended December 31, 2025.

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

Revolving Credit Facility

Overview

We are party to a senior secured reserve-based revolving credit agreement (as amended, restated, amended and restated or otherwise modified to date, the "Revolving Credit Facility") with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. Our Revolving Credit Facility matures on October 22, 2030, but contains terms that if certain conditions regarding our outstanding 2028 Notes, 2029 Notes, or 2030 Notes exist 91 days prior to their stated maturity, it will mature on such date. At December 31, 2025, we had $772.0 million outstanding borrowings and $16.6 million in letters of credit outstanding under the Revolving Credit Facility.

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

In October 2025, in connection with the borrowing base redetermination of our Revolving Credit Facility, we entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the Thirteenth Amendment provides for (i) an automatic $1.3 billion increase in the borrowing base from $2.6 billion to $3.9 billion, effective upon the consummation Vital Energy Merger, subject to the satisfaction of certain conditions, (ii) an extension of the maturity date for any revolving loans to October 22, 2030 from April 10, 2029, (iii) a reduction in the applicable margin, so that loans under the Credit Agreement will be priced based on the SOFR plus 1.75% to 2.75% per annum, a reduction of 0.25% per annum, and (iv) an increase in the aggregate maximum credit amount under our Revolving Credit Facility from $3.0 billion to $6.0 billion. The Thirteenth Amendment maintains the aggregate elected commitments at $2.0 billion.

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at December 31, 2025 is 0.375% per year and fees incurred are included within Interest expense on our consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of December 31, 2025 was 5.560%. We had $772.0 million borrowing outstanding under the Revolving Credit Facility at December 31, 2025. We had no borrowing outstanding under the Revolving Credit Facility at December 31, 2024.

Covenants

The Revolving Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity, commodity swap agreements, liens and other transactions without the adherence to certain financial covenants or the prior consent of our lenders. We are subject to (i) maximum consolidated total debt to consolidated EBITDAX ratio and (ii) minimum current ratio financial covenants calculated as of the last day of each fiscal quarter. The Revolving Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies.

Letters of Credit

From time to time, we may request the issuance of letters of credit for our own account. Letters of credit accrue interest at a rate equal to the margin associated with SOFR borrowings. At December 31, 2025 and 2024, we had letters of credit outstanding of $16.6 million and $21.2 million, respectively, which reduces the amount available to borrow under our Revolving Credit Facility.

The following table summarizes our debt balances as of December 31, 2025 and 2024:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
December 31, 2025
Revolving Credit Facility	$772,000	$16,625	$3,900,000	10/22/2030
9.250% Senior Notes due 2028	500,000	—	—	2/15/2028
7.750% Senior Notes due 2029	298,214	—	—	7/31/2029
9.750% Senior Notes due 2030	302,364	—	—	10/15/2030
7.875% Senior Notes due 2032	1,000,000	—	—	4/15/2032
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
8.375% Senior Notes due 2034	600,000	—	—	1/15/2034
Less: Unamortized discount, premium and issuance costs	(48,450)
Total long-term debt	$5,524,128

December 31, 2024
Revolving Credit Facility	$—	$21,186	$2,600,000	4/10/2029
9.250% Senior Notes due 2028	1,000,000	—	—	2/15/2028
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
Less: Unamortized discount, premium and issuance costs	(50,745)
Total long-term debt	$3,049,255

NOTE 9 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$486,168	$445,060
Additions(1)	162,974	43,784
Retirements	(12,771)	(13,399)
Accretion expense	31,789	31,527
Revisions	(795)	35,230
Divestitures (2)	(264,764)	(56,034)
Balance at end of period	402,601	486,168
Less: current portion	(19,544)	(37,223)
Balance at end of period, noncurrent portion	$383,057	$448,945

(1)During the year ended December 31, 2025, our ARO additions primarily related to oil and natural gas properties acquired in the Vital Energy Merger and the Ridgemar Acquisition. During the year ended December 31, 2024, our ARO additions primarily related to properties acquired in the SilverBow Merger and the Central Eagle Ford Acquisition. See NOTE 3 – Acquisitions and Divestitures for additional information.
(2)See NOTE 3 – Acquisitions and Divestitures for additional information.

NOTE 10 – Equity and Redeemable Noncontrolling Interests

Equity

Class A and Class B Common Stock

In April 2025, we announced that our corporate structure had been simplified through the elimination of the Company’s Up-C structure through the exercise by the holders of all remaining shares of Class B Common Stock of their redemption rights with respect to all of their OpCo Units. Prior to the Corporate Simplification, the Up-C structure provided for holders of Crescent’s then-outstanding Class B Common Stock which had voting (but no economic) rights with respect to Crescent, to hold a corresponding amount of OpCo Units, which were generally redeemable or exchangeable for Class A Common Stock on the terms and conditions set forth in the OpCo LLC Agreement. Pursuant to the aforementioned exercise of such right in the Corporate Simplification, all OpCo Units (other than those held by Crescent) were exchanged for an equivalent number of shares of Class A Common Stock and all outstanding shares of Class B Common Stock were cancelled. As a result of the Corporate Simplification, all of the Company’s common stockholders now hold Class A Common Stock. See NOTE 14 – Related Party Transactions for more information.

As of December 31, 2025 and 2024, we had 327,900,272 and 187,070,725 shares of Class A Common Stock and 0 and 65,948,124 shares of Class B Common Stock outstanding, respectively. Our Class A Common Stock is publicly traded, while our Class B Common Stock was 100% owned by the former owners of Independence. We paid dividends of $0.12 per share quarterly, or $0.48 per share, annually, of Class A Common Stock during the years ended December 31, 2025 and 2024.

Equity Transactions

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the "2025 Class A Redemption"). The shares of Class A Common Stock were sold by Independence Energy Aggregator L.P. at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the 2025 Class A Redemption.

As a result of the 2025 Class A Redemption and the Corporate Simplification, the total number of shares of our Class A Common Stock increased by 65.9 million shares with a corresponding decrease in the number of shares of our Class B Common Stock, and redeemable noncontrolling interests decreased by $1,210.8 million, while Additional paid-in capital
(“APIC”) increased by $1,210.8 million.

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

As a result of the December 2024 Equity Issuance, April 2024 Class A Redemption and the March 2024 Equity Transactions (the "2024 Equity Transactions"), the total number of shares of our Class A Common Stock increased by 44.5 million shares and the total number of shares of our Class B Common Stock decreased by 22.1 million shares. Redeemable noncontrolling interests decreased by $515.0 million while APIC increased by $821.5 million as a result of the 2024 Equity Transactions.

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

Treasury stock

Our Board authorized a stock repurchase program in March 2024 with an approved limit of $150.0 million and a two-year term. In February 2026, our Board of Directors extended the stock repurchase program indefinitely and increased the approved limit to $400.0 million. Such repurchases may be made by Crescent or by OpCo, as applicable, and may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to repurchases of our Class A Common Stock pursuant to our stock repurchase program.

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction to equity on our consolidated balance sheets. For the year ended December 31, 2025, we repurchased 4.1 million shares of our Class A Common Stock for $33.5 million, at an average price of $8.21 per share ("2025 Class A Repurchases"). During 2024, we repurchased 0.7 million shares of our Class A Common Stock for $7.8 million, at an average price of $10.70 per share (the "2024 Class A Repurchases" and together with the 2025 Class A Repurchases, the "Class A Repurchases"), and in connection therewith, we cancelled a corresponding number of OpCo Units held by us. When combining the Class A Repurchases with the 2024 Equity Transactions, the remaining amount under the authorized plan is approximately $86.0 million as of December 31, 2025.

In addition a portion of our treasury stock shares represent shares we withheld associated with the payroll tax withholding obligations due from employees upon the vesting of stock awards. We include the shares withheld as Treasury stock on our consolidated balance sheets and separately pay the payroll tax obligation. These retained shares are not part of a publicly announced program to repurchase shares of our Class A Common Stock and are accounted for at cost.

Noncontrolling interests

We record noncontrolling interest associated with third party ownership interests in our subsidiaries. Income or loss associated with these interests is classified as net income (loss) attributable to noncontrolling interest on our consolidated statements of operations.

Redeemable Noncontrolling Interests

In 2021, 127.5 million OpCo Units were issued to the former owners of Independence. Prior to the Corporate Simplification, the former owners of Independence owned all outstanding shares of our Class B Common Stock. Pursuant to the OpCo LLC Agreement, holders of OpCo Units, other than the Company, if any, may redeem all or a portion of their OpCo Units for either (a) shares of Class A Common Stock or (b) at the election of the Company, an approximately equivalent amount of cash as determined pursuant to the terms of the OpCo LLC Agreement. In connection with such redemption, a corresponding number of shares of Class B Common Stock will be cancelled. The cash redemption election was not considered to be within the control of the Company because the holders of Class B Common Stock and their affiliates controlled the Company through direct representation on the Board of Directors. As a result, we present the noncontrolling interests in OpCo as redeemable noncontrolling interests outside of permanent equity. Redeemable noncontrolling interests are recorded at the greater of the carrying value or redemption amount with a corresponding adjustment to additional paid-in capital. The cash redemption amount is based on the 10-day volume-weighted average closing price (“VWAP”) of Class A Common Stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to additional paid-in capital. Following the 2025 Class A Redemption and the Corporate Simplification, the Company is the sole holder of all outstanding OpCo Units and there are no shares of our Class B Common Stock outstanding.

The 2025 Equity Transactions reduced the number of shares of Class B Common Stock by 65.9 million shares, and we reclassified $1,210.8 million from Redeemable noncontrolling interests to Additional paid-in capital as a result of the transfer of additional OpCo Units to Crescent.

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

From December 31, 2022 through December 31, 2025, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interest
(in thousands)
Balance as of December 31, 2022	$2,436,703
Net income attributable to redeemable noncontrolling interests	253,909
Contributions	1,238
Distributions	(417)
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(80,805)
Accrued OpCo cash distribution initiated by Manager Compensation	(6,794)
Equity-based compensation	42,782
Change in redeemable noncontrolling interests associated with the Class A Conversions	(679,567)
Change in redeemable noncontrolling interests associated with the 2023 Equity Issuance	(65,841)
Balance as of December 31, 2023	$1,901,208
Net (loss) attributable to redeemable noncontrolling interests	(21,863)
Distributions	(293)
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(48,008)
Accrued OpCo cash distribution initiated by Manager Compensation	(4,525)
Equity-based compensation	67,042
Repurchase of redeemable noncontrolling interest	(10,569)
Change in redeemable noncontrolling interests associated with the 2024 Equity Transactions	(514,955)
Change in redeemable noncontrolling interests associated with the SilverBow Merger	(143,540)
Cancellation of OpCo Units associated with 2024 Class A Repurchases	3,832
Balance as of December 31, 2024	$1,228,329
Net income attributable to redeemable noncontrolling interests	14,050
Cash distributions from OpCo initiated by Class A common stock dividend, Manager Compensation and income taxes, net	(7,648)
Accrued OpCo cash distribution initiated by Manager Compensation	(4,242)
Equity-based compensation	6,635
Change in redeemable noncontrolling interests associated with the Ridgemar Acquisition	(26,359)
Change in redeemable noncontrolling interests associated with the 2025 Class A Redemption	(34,096)
Change in redeemable noncontrolling interests associated with the Corporate Simplification	(1,176,669)
Balance as of December 31, 2025	$—

NOTE 11 – Income Taxes

We are subject to U.S. federal income and state tax on our allocable share of any taxable income of OpCo.

During the year ended December 31, 2025, we decreased APIC by $136.9 million related to a change in the deferred tax liability related to our estimated basis in our ownership interests in OpCo as a result of the Corporate Simplification and the 2025 Class A Redemption. During the year ended December 31, 2024, we decreased APIC by $84.7 million related to a change in the deferred tax liability related to our estimated basis in our ownership interests in OpCo as a result of the 2024 Equity Issuances, the SilverBow Merger and Class A Redemptions. As of December 31, 2025 and 2024, we did not have any uncertain tax positions.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA is a significant piece of tax legislation that includes provisions that permanently restore an EBITDA-based section 163(j) calculation for tax years beginning after December 31, 2024 and 100% bonus depreciation under section 168(k) for property acquired and placed in service after January 19, 2025, deferring the recognition of a significant portion of current federal tax for multiple years.

Details of current and deferred income taxes are provided in the following tables:

	Year Ended December 31,
	2025	2024	2023
Federal income tax expense (benefit)	(in thousands)
Current	$(1,288)	$1,422	$(17)
Deferred	41,146	(39,379)	19,520
State income tax expense (benefit)
Current	136	3,360	511
Deferred	(5,490)	3,525	3,213
Total income tax expense (benefit)	$34,504	$(31,072)	$23,227
The difference between the statutory federal income tax rate and the Company's effective income tax rate after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	Amount	%
	(in thousands)
Federal income taxes statutory rate	$42,351	21.0%
Change in rate as a result of:
State income tax provision, net of federal benefit (1)	(5,512)	(2.7)%
Merger transaction costs	7,430	3.7%
Change in valuation allowance	(242)	(0.1)%
Permanent adjustments	—	—%
Income attributable to noncontrolling interests and redeemable noncontrolling interests	(7,195)	(3.6)%
Return to provision	(2,328)	(1.2)%
Effective income tax rate	$34,504	17.1%

(1)During the year ended December 31, 2025, the majority (greater than 50%) of our state income tax provision reduction related to the removal of Oklahoma deferred tax liabilities associated with our divestitures.

The difference between the statutory federal income tax rate and the Company's effective income tax rate prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Federal income taxes statutory rate	21.0%	21.0%
Change in rate as a result of:
State income tax provision, net of federal benefit	(3.1)%	1.0%
SilverBow Merger transaction costs	3.1%	—%
Change in valuation allowance (1)	(0.6)%	—%
Permanent adjustments	(0.1)%	—%
Income attributable to noncontrolling interests and redeemable noncontrolling interests	(2.6)%	(15.3)%
Other	0.7%	—%
Effective income tax rate	18.4%	6.7%

(1)During the year ended December 31, 2024, we recognized changes in the valuation allowance related to our recognized built-in loss ("RBIL") deferred tax asset as it was not more likely than not to be fully utilized.

Significant components of the Company's deferred income taxes were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax liabilities	(in thousands)
Outside basis in OpCo	$541,831	$529,071
OpCo state deferred tax	11,671	13,832
Other	137	—
Total deferred tax liabilities	553,639	542,903
Deferred tax assets
U.S. federal and state net operating loss ("NOL") carryforwards	269,329	132,811
Recognized built-in loss carryforward	25,513	21,637
NOL and RBIL valuation allowance	(44,894)	(45,136)
Equity-based compensation	114,620	47,402
Capitalized intangible drilling costs	300,487	—
Other	20,619	15,860
Total deferred tax assets, net of valuation allowance	685,674	172,574
Net deferred income tax (asset) liability	$(132,035)	$370,329
Cash paid for income taxes (net of refunds received) were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
U.S. Federal	$4,166	$—	$(5,000)
U.S. State:
Colorado	692	—	85
Oklahoma	437	15	1,633
Texas	2,861	1,166	563
Utah	460	83	671
Other	1,352	587	657
Total U.S. State	5,802	1,851	3,609
Total U.S. Federal and State taxes	$9,968	$1,851	$(1,391)
In December 2025, we completed the Vital Energy Merger, see NOTE 3 – Acquisitions and Divestitures for more information. As part of the preliminary purchase price allocation, we recognized a net deferred tax asset of $695.3 million to reflect differences between tax basis and the fair value of Vital’s assets acquired and liabilities assumed. Tax attributes related to U.S. federal NOLs are included in the net deferred tax asset. Due to the change of ownership of Vital in connection with the Vital Energy Merger, the availability of these attributes will have utilization limitations under Section 382.

In July 2024, we completed the SilverBow Merger, see NOTE 3 – Acquisitions and Divestitures for more information. As part of the purchase price allocation, we recognized a net deferred tax liability of $79.1 million to reflect differences between tax basis and the fair value of SilverBow’s assets acquired and liabilities assumed. Tax attributes related to U.S. federal NOLs and interest expense are included in the net deferred tax liability. Due to the change of ownership of SilverBow in connection with the SilverBow Merger, the availability of these attributes will have utilization limitations under Section 382.

We continually assess the available positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2025 and 2024, a valuation allowance has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future.

As of December 31, 2025 and 2024, we had U.S. federal and state NOLs of $269.3 million and $132.8 million, respectively. A portion of these NOLs are subject to a valuation allowance of $23.5 million as of December 31, 2025 and 2024, because we do not believe they will be recoverable as a result of limitations on their use under Section 382. During the year ended December 31, 2025 we reduced our valuation allowance by $0.2 million and increased the valuation allowance by $1.0 million during the year ended December 31, 2024, respectively, related to RBIL property that was also subject to the Section 382 limitation. At December 31, 2025 and 2024, the valuation allowance related to our RBIL carryforward was $21.4 million and $21.6 million, respectively. As of December 31, 2025 our federal and state NOL expiration dates were as follows:

Expiration dates	Amounts
(in thousands)
2029-2037	$70,600
Indefinite	198,729
Total federal and state NOLs	$269,329

As we noted above, we have U.S. federal NOL carryforwards and RBIL property that are subject to limitation under Section 382. Pursuant to Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, utilization of our NOL and RBIL carryforwards is subject to an annual limitation. These annual limitations may result in the expiration of NOL and RBIL carryforwards prior to utilization; accordingly we have maintained a valuation allowance related to U.S. federal NOL and RBIL carryforwards that we do not believe are recoverable due to these Section 382 limitations.

NOTE 12 – Commitments and Contingencies

From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of business. We are currently unaware of any proceedings that, in the opinion of management, will individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows.

We are subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local regulations. Accordingly, no significant liability or loss associated with environmental remediation was recognized as of December 31, 2025 and 2024.

Oil and Natural Gas Transportation and Gathering Agreements

We have entered into certain oil and natural gas transportation and gathering agreements with various pipeline carriers. Under these agreements, we are obligated to ship minimum daily quantities or pay for any deficiencies at a specified rate. We are also obligated under certain of these arrangements to pay a demand charge for firm capacity rights on pipeline systems regardless of the amount of pipeline capacity that we utilize. If we do not utilize the capacity, we can release it to others, thus reducing our potential liability. We recognized $2.0 million, $6.6 million and $15.6 million of transportation expense in our consolidated statements of operations related to minimum volume deficiencies for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes our future commitments related to these oil and natural gas transportation and gathering agreements as of December 31, 2025:

As of December 31, 2025
(in thousands)
2026	$181,680
2027	158,193
2028	135,779
2029	111,615
2030	87,508
Thereafter	133,893
Total minimum future commitments	$808,668

Additional Purchase Commitments

We have committed to purchase a fixed supply of electricity at specified prices through 2029. As of December 31, 2025, future minimum payments under the terms of this agreement are estimated to be $204.7 million.

We have committed to take delivery of processed sand, which is utilized in our completions activities, at specified prices through 2026. As of December 31, 2025, future minimum purchase commitments under the terms of these agreements are estimated to be $20.4 million.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Equity-based compensation expense:
Liability-classified profits interest awards	$83	$3,446	$298
Equity-classified profits interest awards	781	(11,649)	12,799
Equity-classified LTIP RSU awards	4,520	2,999	1,685
Equity-classified LTIP PSU awards	683	639	118
Equity-classified Manager PSUs	229,828	188,138	68,036
SilverBow Merger awards	—	9,908	—
Vital Energy Merger awards	13,181	—	—
Total equity-based compensation expense	$249,076	$193,481	$82,936
Tax benefit related to equity-based compensation awards	$675	$851	$277

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

We did not have any unrecognized compensation cost related to time-based unvested liability-classified profits interest awards at December 31, 2025 and 2024. We had no unrecognized compensation cost related to performance-based unvested liability classified profits interest awards as of December 31, 2025, and $2.9 million as of December 31, 2024. As of December 31, 2025 and 2024, we carried $2.4 million and $4.5 million in Other liabilities on the consolidated balance sheets, respectively. Transactions involving all of our unvested liability-classified stock-based compensation profits interests awards is summarized below:

	Year Ended December 31,
	2025	2024	2023
	(units in thousands)
Beginning balance	1	1	1
Granted	—	371	—
Vested	(1)	(371)	—
Forfeited	—	—	—
Ending balance	—	1	1

	(in millions)
Fair value of vested awards	$1.5	$7.3	$—
Cash settlements of liability-classified profits interest awards	1.5	7.3	—

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

We had no unrecognized compensation cost related to time-based unvested equity-classified profits interest awards as of December 31, 2025. Unrecognized compensation cost related to time-based unvested equity-classified profits interest awards was $0.8 million as of December 31, 2024. Unrecognized compensation cost related to our performance based equity-classified profits interest awards was $1.5 million for the years ended December 31, 2025 and 2024, respectively. Transactions involving all of our unvested equity-classified profits interest awards, including weighted average grant date fair values, are summarized below:

	Units	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2023	106,589	$0.86
Vested	(43,905)	0.14
Forfeited	(2,784)	29.23
Unvested at December 31, 2024	59,900	$0.07
Vested	(30,035)	0.08
Unvested at December 31, 2025	29,865	$0.05

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fair value of awards vested during the period	$2,306	$6,361	$—

Equity-classified LTIP RSU Awards

During the years ended December 31, 2025 and 2024, we granted equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan (“LTIP”) to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. LTIP RSUs will vest over a period of one to three years, with equity based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the consolidated balance sheets.

At December 31, 2025 and 2024, we had $8.3 million and $2.4 million of unrecognized compensation cost related to unvested equity-classified LTIP RSU awards, which are expected to be recognized over a remaining weighted average period of 2.0 years and 2.1 years, respectively. The fair value of vested LTIP RSUs during the years ended December 31, 2025 and 2024 was $3.4 million and $1.4 million respectively. Transactions involving all of our unvested equity-classified LTIP RSU awards, including weighted average grant date fair values, are summarized below:

	Restricted Stock Units	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2023	287	$12.77
Granted	301	11.45
Vested	(116)	11.99
Forfeited	(26)	17.42
Unvested at December 31, 2024	446	$11.82
Granted	1,110	11.06
Vested	(283)	11.89
Forfeited	(146)	11.20
Unvested at December 31, 2025	1,127	$11.14

Equity-classified LTIP PSU Awards

During the years ended December 31, 2025 and 2024, we granted equity-classified LTIP PSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain employees. Each LTIP PSU represents the right to receive one share of Class A Common Stock, on such LTIP PSU's performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. Compensation cost for these awards is presented within General and administrative expense on the consolidated statements of operations with a corresponding credit to Additional paid-in capital and Redeemable noncontrolling interest on the consolidated balance sheets.

At December 31, 2025 and 2024, we had $3.5 million and $1.6 million of unrecognized compensation cost related to unvested equity-classified LTIP PSU Awards, which are expected to be recognized over a remaining weighted average period of 2.3 years and 2.4 years. The fair value of vested LTIP PSUs during the year ended December 31, 2025 is $0.2 million. We did not have any LTIP PSUs vest during the year ended December 31, 2024. Transactions involving all of our unvested equity-classified LTIP PSU awards, including weighted average grant date fair value, are summarized below:

	Target Class A Shares	Weighted average grant date fair value
	(in thousands)
Unvested at December 31, 2023	102	$22.75
Unvested at December 31, 2024	102	$22.75
Granted	191	22.75
Vested	(9)	22.75
Forfeited	(63)	22.75
Unvested at December 31, 2025	221	$22.75

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

During the year ended December 31, 2025, in conjunction with the 2025 Equity Transactions, the Vital Energy Merger, the Ridgemar Acquisition, repurchases of Class A common stock and LTIP RSU award vesting, we increased our Class A Common Stock share count by 140.8 million shares. As a result, the number of equity-classified Manager PSU target shares of Class A Common Stock related to the Crescent Energy Company 2021 Manager Incentive Plan increased by approximately 9.8 million shares. We accounted for this increase as a change in estimate and recognized additional expense of $146.5 million during the year ended December 31, 2025. See NOTE 3 – Acquisitions and Divestitures for more information.

During the year ended December 31, 2024, in conjunction with the 2024 Equity Transactions, the closing of the SilverBow Merger, 2024 Class A Repurchases and LTIP RSU award vesting, we increased our Class A Common Stock share count by 95.5 million shares. As a result, the number of equity-classified Manager PSU target shares of Class A Common Stock related to the Crescent Energy Company 2021 Manager Incentive Plan increased by approximately 9.5 million shares. We accounted for this increase as a change in estimate and recognized additional expense of $121.8 million during the year ended December 31, 2024. See NOTE 3 – Acquisitions and Divestitures for more information. The certification of the Company's level of achievement with respect to the first and second Target PSU for the three-year-performance periods under the Incentive Compensation is in process and is expected to be completed in 2026.

Unrecognized compensation cost related to unvested awards was $140.1 million and $144.0 million, at a weighted average grant date fair value of $22.75 per share as of December 31, 2025 and 2024, and is expected to be recognized over a remaining weighted-average period of 1.9 years and 2.4 years, respectively. Transactions involving all of our unvested Manager PSUs are summarized below:

Target Class A Shares
(in thousands)
Unvested at December 31, 2023	9,160
Granted	9,546
Vested	(3,741)
Unvested at December 31, 2024	14,965
Granted	9,801
Vested	(5,092)
Unvested at December 31, 2025	19,674

Vital Energy Merger Awards

On December 15, 2025, in accordance with the Vital Energy Merger Agreement, certain of the outstanding Vital equity awards were modified to vest immediately and certain of the outstanding Vital equity awards were modified to vest at the maximum level of performance. Accordingly, we recognized a portion of this settlement as consideration transferred in the Vital Energy Merger and the remaining settlement was recognized as a one-time charge to equity based compensation expense within General and administrative expense on the consolidated statements of operations during the year ended December 31, 2025. See NOTE 3 – Acquisitions and Divestitures for more information.

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

NOTE 14 – Related Party Transactions

KKR Group

Management Agreement

Crescent Energy Company has a management agreement (the "Management Agreement") with KKR Energy Assets Manager LLC (the "Manager"). Pursuant to the Management Agreement, the Manager provides the Company with members of its senior executive management team and certain management services. The Management Agreement has a term of three years that began in 2021 and was automatically renewed in December 2024 for an additional three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter, unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $78.5 million per annum ("Manager Compensation"), as of December 31, 2025, which is included in General administrative expenses on our consolidated statements of operations. As the Company's business and assets expand, the Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures for more information.

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

During the years ended December 31, 2025, 2024 and 2023, we recorded General and administrative expense of $67.5 million, $41.3 million and $23.8 million, respectively, related to the Manager Compensation and concurrently made cash distributions of $8.8 million, $22.2 million and $33.2 million in 2025, 2024 and 2023 to our redeemable noncontrolling interests. After the Corporate Simplification, there are no longer any outstanding redeemable noncontrolling interests in OpCo, and as such, we will no longer make cash distributions to holders of redeemable noncontrolling interests. At December 31, 2024, we reduced redeemable noncontrolling interests by $4.5 million for the OpCo distribution declaration to redeemable noncontrolling interests that was paid during the first quarter of 2025. At December 31, 2025 and 2024, we had $19.6 million and $17.4 million, included within Accounts payable - affiliates on the consolidated balance sheets for Crescent Energy Company's fee associated with the Manager Compensation.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. During the years ended December 31, 2025, 2024 and 2023, we recorded non-cash general and administrative expense of $229.8 million, $188.1 million and $68.0 million, respectively, related to the Incentive Compensation. See NOTE 13 – Equity-Based Compensation Awards for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a quarterly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of December 31, 2025 and 2024, we had a related party receivable of $1.2 million and $4.3 million, respectively, included within Accounts receivable – affiliates and a related party payable of $25.1 million and $1.2 million, respectively, included within Accounts payable – affiliates on our consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC

We may engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings, credit facility structuring and equity offerings. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Amounts paid to KCM	$1.5	$8.7	$5.2

We recorded these fees to debt issuance costs within Long-term debt (note offerings) and Other assets (credit facility structuring) or APIC (equity offerings).

Other Transactions

In March 2024, OpCo repurchased 2.3 million OpCo Units from Independence Energy Aggregator L.P., the entity through which certain private investors in affiliated KKR entities held their interests in us, for $22.7 million. See NOTE 10 – Equity and Redeemable Noncontrolling Interests for more information. During the years ended December 31, 2025, 2024 and 2023, we made cash distributions of $8.7 million, $32.5 million and $57.1 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. As a result of the Corporate Simplification, such pro rata distributions to holders of redeemable noncontrolling interests were eliminated.

In addition, during the years ended December 31, 2025, 2024 and 2023, we reimbursed KKR $3.1 million, $2.4 million and $1.5 million for costs incurred on our behalf. At December 31, 2025 and 2024, we had $0.7 million accrued within Accounts payable - affiliates for reimbursable costs.

Other

We may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to producing assets held by Chama, an Investment in equity affiliates on our consolidated balance sheets. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. During the years ended. December 31, 2025 and 2024, we funded $11.9 million and $4.7 million, respectively, to Chama associated with the plugging and abandonment costs.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$167,166	$(137,683)	$321,991
Less: net (income) loss attributable to noncontrolling interests	(20,210)	1,215	(472)
Less: net (income) loss attributable to redeemable noncontrolling interests	(14,050)	21,863	(253,909)
Net income (loss) attributable to Crescent Energy - basic	$132,906	$(114,605)	$67,610
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	(5)	—	46
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	(302)	—	869
Net income (loss) attributable to Crescent Energy - diluted	$132,599	$(114,605)	$68,525
Denominator:
Weighted-average Class A Common Stock outstanding - basic	242,060,311	130,715,482	66,597,580
Add: dilutive effect of RSUs	159,281	—	39,999
Add: dilutive effect of PSUs	2,838,629	—	764,643
Weighted-average Class A common stock outstanding – diluted	245,058,221	130,715,482	67,402,222
Weighted-average Class B Stock outstanding - basic and diluted	16,609,332	70,519,162	104,271,400
Net income (loss) per share:
Class A Common Stock - basic	$0.55	$(0.88)	$1.02
Class A Common Stock - diluted	$0.54	$(0.88)	$1.02
Class B Common Stock - basic and diluted	$—	$—	$—

NOTE 16 - Segment Information

We have evaluated how we are organized and managed and have identified one reportable segment, which is the exploration and production of crude oil, natural gas and NGLs. We consider our gathering, processing and transportation functions as ancillary to our oil and gas producing activities. Substantially all of our operations and assets are located onshore in the United States, and substantially all of our revenues are attributable to United States customers.

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

The table below provides information about the Company’s single reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total revenues	$3,579,782	$2,930,919	$2,382,602
Less:
Lease and asset operating expense	767,814	632,042	581,973
Workover expense	74,537	60,312	58,441
Gathering, processing and transportation	408,920	312,931	235,153
Production and other taxes	219,416	162,634	162,963
Depreciation, depletion and amortization	1,166,902	949,480	675,782
Impairment expense	254,551	161,542	153,495
Midstream and other operating expense	116,945	110,136	39,809
General and administrative expense excluding equity-based compensation	223,084	142,738	57,982
Equity-based compensation expense	249,076	193,481	82,936
Interest expense	298,432	216,263	145,807
Other segment items	(367,061)	127,043	(133,730)
Net income (loss)	$167,166	$(137,683)	$321,991

Total development of oil and natural gas properties	903,232	745,198	578,316

Other segment items include Exploration expense, Gain (loss) on derivatives, (Gain) loss on sale of assets and Loss from extinguishment of debt from our consolidated statements of operations.

NOTE 17 – Subsequent Events

Subsequent events have been evaluated through the date of issuance of these financial statements, and there have been no events subsequent to December 31, 2025, other than those items disclosed below, that would require additional adjustments to our disclosure in our financial statements.

Dividend

On February 25, 2026, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to our shareholders of our Class A Common Stock with respect to the fourth quarter of 2025. The quarterly dividend is payable on March 25, 2026 to shareholders of record as of the close of business on March 11, 2026. OpCo unitholders will also receive a distribution based on their pro rata ownership of OpCo Units.

The payment of quarterly cash dividends is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and approval by our Board of Directors. Management and the Board of Directors will evaluate any future changes in cash dividends on a quarterly basis.

2026 Minerals and Royalties Acquisitions

In the first quarter of 2026, in a series of transactions, we acquired a portfolio of mineral and royalty interests located in the Eagle Ford from unrelated third-parties for an aggregate consideration of approximately $355.3 million, subject to customary purchase price adjustments.

Minerals and Royalties Credit Facility

On February 23, 2026, we entered into a separate credit facility ("Crescent Minerals Credit Facility") that is guaranteed by certain of our mineral and royalty assets. As of February 23, 2026, the Crescent Minerals Credit Facility had $365.0 million of outstanding borrowings, with a weighted average interest rate of 6.612% on loan amounts outstanding.

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

Oil and Natural Gas Reserve Information

The following table presents our net proved reserves for the years ended December 31, 2025, 2024 and 2023 and the changes in net proved oil, natural gas and NGL reserves during such years.

Developed and Undeveloped	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Net proved reserves at December 31, 2022	243,082	1,506,535	78,621	572,793
Revisions of previous estimates (1)	(15,501)	(472,337)	(11,676)	(105,901)
Extensions, discoveries, and other additions (2)	2,808	16,240	1,635	7,150
Sales of reserves in place	(1,655)	(15,075)	(1,774)	(5,942)
Purchases of reserves in place (3)	46,018	271,682	43,301	134,599
Production	(24,287)	(130,629)	(8,475)	(54,533)
Net proved reserves at December 31, 2023	250,465	1,176,416	101,632	548,166
Revisions of previous estimates (4)	(17,316)	(210,432)	(11,263)	(63,648)
Extensions, discoveries, and other additions (5)	16,626	70,632	10,604	39,002
Sales of reserves in place	(3,344)	(5,318)	(767)	(4,998)
Purchases of reserves in place (6)	81,204	746,988	58,664	264,366
Production	(29,945)	(183,227)	(13,154)	(73,637)
Net proved reserves at December 31, 2024	297,690	1,595,059	145,716	709,251
Revisions of previous estimates (7)	(59,053)	40,084	(10,331)	(62,706)
Extensions, discoveries, and other additions (8)	20,232	436,513	9,438	102,423
Sales of reserves in place	(43,427)	(291,673)	(21,288)	(113,327)
Purchases of reserves in place (9)	182,392	735,054	129,993	434,894
Production	(38,139)	(236,978)	(17,382)	(95,017)
Net proved reserves at December 31, 2025	359,695	2,278,059	236,146	975,518

(1)Revisions of previous estimates primarily relate to a 133 MMBoe downward revision from lower oil and natural gas prices, partially offset by 27 MMBoe in upward revisions from a variety of factors primarily driven by new contracts, operating expense revisions and upward forecast revisions in certain basins.
(2)Extensions, discoveries and other additions of 7.2 MMBoe primarily relate to PUD extensions all of which related to our Eagle Ford and Uinta assets.
(3)Purchases of reserves in place of 134.6 MMBoe primarily relate to our Western Eagle Ford Acquisitions.
(4)Revisions of previous estimates relate to 79.6 MMBoe downward revisions, driven primarily by a 44.0 MMBoe downward revision from lower oil and natural gas prices, partially offset by 16.0 MMBoe in upward revisions from a variety of factors primarily driven by new contracts and operating expense revisions in certain basins.
(5)Extensions, discoveries and other additions of 39.0 MMBoe primarily relate to PUD extensions all of which related to our Eagle Ford and Uinta assets.
(6)Purchases of reserves in place of 264.4 MMBoe primarily relate to our SilverBow Merger and Central Eagle Ford Acquisition.
(7)Revisions of previous estimates relate to 62.7 MMBoe downward revisions, driven primarily by 47.4 MMBoe downward revision from the removal of PUD inventory combined with a 14.2 MMBoe downward revision to PDP mostly related to price changes.
(8)Extensions, discoveries and other additions of 102.4 MMBoe primarily relate to gas volume extensions in the Eagle Ford.
(9)Purchases of reserves in place of 434.9 MMBoe primarily relate to the Vital Energy Merger, the Ridgemar Acquisition and the Minerals Acquisition.

The following table sets forth our net proved oil, natural gas and NGL reserves for our consolidated operations as of the years ended December 31, 2025, 2024 and 2023:

Proved Developed Reserves	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
December 31, 2025	275,734	1,819,476	197,366	776,346
December 31, 2024	193,611	1,342,718	109,223	526,622
December 31, 2023	176,546	1,032,578	87,316	435,958

Proved Undeveloped Reserves	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
December 31, 2025	83,961	458,583	38,780	199,172
December 31, 2024	104,079	252,341	36,493	182,629
December 31, 2023	73,919	143,838	14,316	112,208

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table summarizes the capitalized costs relating to our oil and natural gas producing activities for our consolidated operations as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Proved oil and natural gas properties (successful efforts method)	$13,264,097	$11,471,299
Unproved oil and natural gas properties	413,444	374,306
Oil and natural gas properties, at cost	13,677,541	11,845,605
Less: accumulated depreciation, depletion, amortization and impairment	(3,529,964)	(3,840,344)
Net capitalized costs	$10,147,577	$8,005,261

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

The following table summarizes costs incurred related to our oil and natural gas activities for our consolidated operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Acquisition costs:
Proved	$3,297,772	$2,163,000	$836,159
Unproved	169,166	219,326	35,474
Field and other property and equipment	53,396	25,734	—
Exploration costs	16,795	16,591	9,328
Development	903,232	745,198	578,316
Total costs incurred	$4,440,361	$3,169,849	$1,459,277

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

Future net cash flows were calculated at December 31, 2025, 2024 and 2023 by applying prices, which were the simple average of the first-of-the-month commodity prices, adjusted for location and quality differentials, with consideration of known contractual price changes. The following table provides the average benchmark prices per unit, before location and quality differential adjustments, used to calculate the related reserve category:

	Year Ended December 31,
	2025	2024	2023
Average benchmark price per unit:
Crude oil (Bbl)	$65.34	$75.48	$78.22
Natural gas (MMBtu)	$3.39	$2.13	$2.64

The following table sets forth the standardized measure of discounted future net cash flows for our consolidated operations from projected production of oil and natural gas reserves and excludes the midstream revenue impact on a portion of our operations that could reduce future production costs, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Future cash inflows	$32,852,573	$27,890,094	$24,267,134
Future production costs	(15,003,036)	(12,981,064)	(11,897,791)
Future development costs (1)	(3,387,941)	(3,801,466)	(2,713,247)
Future income taxes (2)	(1,308,188)	(1,055,147)	(410,721)
Future net cash flows	13,153,408	10,052,417	9,245,375
Annual discount of 10% for estimated timing	(5,397,858)	(4,348,722)	(3,956,193)
Standardized measure of discounted future net cash flows	$7,755,550	$5,703,695	$5,289,182

(1)    Future development costs include future abandonment and salvage costs.
(2)    Our future income taxes are based upon our allocable share of any taxable income of OpCo. Estimated future taxable income or loss generated by OpCo is generally allocated and passed through to Crescent at our proportionate share of OpCo unit ownership which at December 31, 2025, 2024 and 2023 was 100%, 74% and 51%, respectively.

Changes in standardized measure of discounted future net cash flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for our consolidated operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$5,703,695	$5,289,182	$9,134,666
Net change in prices and production costs	(2,011,577)	(47,265)	(2,859,297)
Net change in future development costs	872,553	(92,580)	(141,382)
Sales and transfers of oil and natural gas produced, net of production expenses	(2,075,124)	(1,715,764)	(1,354,856)
Extensions, discoveries, additions and improved recovery, net of related costs	606,461	318,421	119,025
Purchases of reserves in place	4,652,989	2,493,077	1,338,224
Sales of reserves in place	(553,700)	(70,549)	(90,157)
Revisions of previous quantity estimates	(208,348)	(817,132)	(2,244,012)
Previously estimated development costs incurred	399,891	369,595	301,839
Net change in taxes	(92,507)	(478,046)	190,444
Accretion of discount	615,853	556,612	960,208
Changes in timing and other	(154,636)	(101,856)	(65,520)
Balance at end of period	$7,755,550	$5,703,695	$5,289,182

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in thousands, except share and unit data)
ASSETS
Current assets:
Cash and cash equivalents	$290	$3,001
Income tax receivable	3,612	523
Accounts receivable - affiliates	19,657	12,872
Total current assets	23,559	16,396
Investment in subsidiary	5,018,345	4,722,280
Deferred tax asset	143,706	—
TOTAL ASSETS	$5,185,610	$4,738,676

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable – affiliates	$19,731	$12,947
Income tax payable	444	1,272
Total current liabilities	20,175	14,219
Deferred tax liability	—	356,497
Total liabilities	20,175	370,716
Contingencies (Note 3)
Redeemable noncontrolling interests	—	1,228,329
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized and 334,979,293 and 189,505,209 shares issued and 327,900,272 and 187,070,725 shares outstanding as of December 31, 2025 and 2024, respectively	33	19
Class B common stock, $0.0001 par value; 500,000,000 shares authorized and 0 and 65,948,124 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	7
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of December 31, 2025 and 2024	—	—
Treasury stock, at cost; 7,079,021 and 2,434,484 shares of Class A common stock as of December 31, 2025 and 2024, respectively	(71,054)	(32,430)
Additional paid-in capital	5,228,928	3,227,450
Retained earnings (accumulated deficit)	—	(64,751)
Noncontrolling interests	7,528	9,336
Total equity	5,165,435	3,139,631
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$5,185,610	$4,738,676

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Revenues	$—	$—	$—
Expenses:
General and administrative expense	67,493	41,262	23,829
Total expenses	67,493	41,262	23,829
Income (loss) before taxes and equity in income (losses) of subsidiary	(67,493)	(41,262)	(23,829)
Income tax benefit (expense)	(35,704)	39,166	(21,553)
Income (loss) before equity in income (losses) of subsidiary	(103,197)	(2,096)	(45,382)
Equity in income (losses) of subsidiary, net of tax	270,363	(135,587)	367,373
Net income (loss)	167,166	(137,683)	321,991
Less: net (income) loss attributable to noncontrolling interests	(20,210)	1,215	(472)
Less: net (income) loss attributable to redeemable noncontrolling interests	(14,050)	21,863	(253,909)
Net income (loss) attributable to Crescent Energy	$132,906	$(114,605)	$67,610
Net income (loss) per share:
Class A common stock - basic	$0.55	$(0.88)	$1.02
Class A common stock - diluted	$0.54	$(0.88)	$1.02
Class B common stock - basic and diluted	$—	$—	$—
Weighted average shares outstanding:
Class A common stock - basic	242,060	130,715	66,598
Class A common stock - diluted	245,058	130,715	67,402
Class B common stock - basic and diluted	16,609	70,519	104,271

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CRESCENT ENERGY COMPANY
PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$167,166	$(137,683)	$321,991
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) losses of subsidiary	(270,363)	135,587	(367,373)
Deferred income taxes (benefit)	36,576	(42,549)	21,068
Changes in operating assets and liabilities:
Income tax receivable	(3,089)	1,415	3,366
Accounts receivable - affiliates	(1,133)	449	(487)
Accounts payable – affiliates	6,895	5,763	3,329
Income tax payable	531	1,272	(1,051)
Net cash used in operating activities	(63,417)	(35,746)	(19,157)
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(3,693)	(376,950)	—
Net cash provided by investing activities	(3,693)	(376,950)	—
Cash flows from financing activities:
Distributions from OpCo	175,828	101,517	59,582
Cash received from sale of OpCo Units	42,317	392,236	—
Dividend to Class A common stock	(115,122)	(65,075)	(34,120)
Proceeds from Equity Issuance after underwriting fees	—	330,573	145,665
Cash contribution to OpCo	—	(330,573)	(149,665)
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(5,154)	(7,441)	—
Repurchases of Class A common stock	(33,470)	(7,845)	—
Net cash provided by financing activities	64,399	413,392	21,462
Net change in cash, cash equivalents and restricted cash	(2,711)	696	2,305
Cash, cash equivalents and restricted cash, beginning of period	3,001	2,305	—
Cash, cash equivalents, and restricted cash, end of period	$290	$3,001	$2,305

The accompanying notes to financial statements are an integral part of these condensed financial statements.

SCHEDULE I - CONTINUED
CRESCENT ENERGY COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

NOTE 1 – Corporate Structure and Basis of Presentation

Corporate Structure

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “CRGY.” Crescent is a holding company, the sole material assets of which are units ("OpCo Units") representing limited liability company interests in Crescent Energy OpCo LLC ("OpCo"). The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities with the exception of certain current and deferred taxes and certain liabilities under the Management Agreement, as defined within “Notes to Consolidated Financial Statements—NOTE 14 – Related Party Transactions" included elsewhere in of this Annual Report. Certain restrictions and covenants related to the transfer of assets from OpCo are discussed further in "Notes to Consolidated Financial Statements—NOTE 8 – Debt" included elsewhere in this Annual Report. Shares of Crescent Class A common stock, par value $0.0001 per share ("Class A Common Stock") have both voting and economic rights with respect to Crescent. Holders of Crescent Class B common stock, par value $0.0001 per share ("Class B Common Stock"), which shares of Class B Common Stock have voting (but no economic) rights with respect to Crescent, hold a corresponding amount of economic, non-voting OpCo Units. Additionally, an affiliate of the KKR Group, as defined in "Notes to Consolidated Financial Statements—NOTE 1 – Organization and Basis of Presentation" included elsewhere in this Annual Report, is the sole holder of Crescent's non-economic Series I preferred stock, $0.0001 par value per share, which entitles the holder thereof to appoint the Board of Directors of Crescent and to certain other approval rights.

Corporate Simplification

In April 2025, we announced that our corporate structure had been simplified through the elimination of the Company’s Up-C structure through the exercise by the holders of all remaining shares of Class B Common Stock of their redemption rights with respect to all of their OpCo Units (the “Corporate Simplification”). Prior to the Corporate Simplification, the Up-C structure provided for holders of Crescent’s then-outstanding Class B Common Stock, which had voting (but no economic) rights with respect to Crescent, to hold a corresponding amount of economic, non-voting OpCo Units, which were generally redeemable or exchangeable for Class A Common Stock on the terms and conditions set forth in OpCo’s Amended and Restated Limited Liability Company Agreement (the “OpCo LLC Agreement”). Pursuant to the aforementioned exercise of such right in the Corporate Simplification, all OpCo Units (other than those held by Crescent) were exchanged for an equivalent number of shares of Class A Common Stock and all outstanding shares of Class B Common Stock were cancelled. As a result of the Corporate Simplification, all of the Company’s common stockholders now hold Class A Common Stock. See NOTE 14 – Related Party Transactions for more information.

Basis of Presentation

As the sole managing member of OpCo, we are responsible for all operational, management and administrative decisions related to OpCo’s business. Because the unit holders of OpCo lack the characteristics of a controlling financial interest, OpCo was determined to be a variable interest entity. Crescent is considered the primary beneficiary of OpCo as it has both the power to direct OpCo and the right to receive benefits from OpCo. As a result, we consolidate the financial results of OpCo and its subsidiaries, including Crescent Energy Finance LLC. During the year ended December 31, 2025 and 2024, our ownership of OpCo increased due to the Corporate Simplification and the 2025 Class A Redemption as described in "Notes to Consolidated Financial Statements—NOTE 1 – Organization and Basis of Presentation" included elsewhere in this Annual Report. At December 31, 2025 and 2024, our ownership of OpCo was 100% and 74%, respectively, and 0% and 26%, respectively, of OpCo was owned by holders of our redeemable noncontrolling interests.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's Disclosure Controls, as of December 31, 2025. Based on such evaluation, such officers have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Assessment of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our Chief Executive Officer and Chief Financial Officer, used the criteria set forth by the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2025.

In conjunction with the Vital Energy Merger, we are in the process of integrating the acquired operations, systems and processes into the Company’s overall internal control framework. SEC guidance permits registrants to exclude a recently acquired business from the scope of management's evaluation for the first year after the acquisition is completed. Accordingly, the acquired business from the Vital Energy Merger has been excluded from management’s assessment of internal control over financial reporting. The total assets and revenues from this acquisition represented approximately 30.1% and 2.1% of our consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2025. See "Notes to Consolidated Financial Statements—NOTE 3 – Acquisitions and Divestitures" included elsewhere in this Annual Report for additional information on this merger.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Please see their "Report of Independent Registered Public Accounting Firm" included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Crescent Energy Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crescent Energy Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

As described in Management’s Assessment of Internal Control over Financial Reporting appearing within Item 9A, management excluded from its assessment the internal control over financial reporting at Vital Energy, Inc., which was acquired on December 15, 2025, and whose financial statements constitute approximately 30.1% of consolidated total assets and 2.1% of revenues, respectively, as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Vital Energy, Inc.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2026

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

The discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Agreements – Crescent Minerals Credit Facility” is incorporated herein by reference. A copy of the Crescent Minerals Credit Agreement is filed herein as Exhibit 10.48.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth information regarding the members (each, a “Director”) of our Board of Directors and officers (each, an “Executive Officer”).

Name	Age	Position
David C. Rockecharlie	53	Chief Executive Officer and Director
Brandi Kendall	41	Chief Financial Officer and Director
J.D. Hall	60	Chief Operating Officer
Todd N. Falk	45	Chief Accounting Officer
John Clayton “Clay” Rynd	36	Executive Vice President, Investments
Bo Shi	37	General Counsel and Corporate Secretary
John C. Goff	70	Chairman and Director
William Albrecht	74	Director
Bevin Brown	49	Director
Claire S. Farley	67	Director
Robert G. Gwin	62	Director
Jarvis Hollingsworth	63	Director
Conrad V. Langenhagen	59	Director
Ellis L. “Lon” McCain	78	Director
Marcus C. Rowland	73	Director
Karen J. Simon	66	Director

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

Brandi Kendall has served as Crescent Energy Company’s Chief Financial Officer and a director on Crescent's Board since December 2021, prior to which she served as Chief Financial Officer and a member of the Board of Crescent's predecessor entity. Ms. Kendall joined KKR in 2013 with a focus on the strategy of Crescent and its predecessors and is currently a Managing Director. Prior to joining KKR, Ms. Kendall served as Director, Finance and Planning at Marlin Midstream and Finance Associate at NFR Energy. Ms. Kendall began her career in the energy investment banking industry, where she held positions at JP Morgan and Tudor, Pickering, Holt & Co. Ms. Kendall earned a B.A. in Economics, Managerial Studies and Kinesiology from Rice University.

J.D. Hall has served as Crescent Energy Company’s Chief Operating Officer since June 2025, prior to which he served as Executive Vice President of Operations at Pioneer Natural Resources Company, where he was also a member of the Executive Committee. During his multi-decade career at Pioneer, Mr. Hall held leadership roles overseeing development and operational strategy in multiple regions, including the Eagle Ford and Permian Basin. Mr. Hall is currently a director of Nine Energy

Service Inc., where he serves on both the Audit Committee and Nominating, Governance and Compensation Committee. Mr. Hall received a B.S. in Mechanical Engineering from Texas Tech University and is a Registered Professional Engineer in the State of Texas. In addition to his professional accomplishments, Mr. Hall and his family support a number of non-profit organizations and co-founded the nonprofit “Will to Cure ALD.”

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

John Clayton “Clay” Rynd has served as Crescent Energy Company’s Executive Vice President, Investments since March 2021. Mr. Rynd joined KKR in 2015 and is a member of the Energy Real Assets team. He has been involved in numerous oil and gas investments across KKR’s Energy Real Assets strategy, including the creation of Crescent Energy. Prior to joining KKR, Mr. Rynd was with Tudor, Pickering, Holt & Co. in the investment banking division, where he focused primarily on strategic advisory and M&A transactions for companies across the energy sector. Prior to that, he worked within the equity research division at Tudor, Pickering, Holt & Co. Mr. Rynd holds a B.A. in both Economics and History from Texas A&M University.

Bo Shi has served as Crescent Energy Company’s General Counsel and Corporate Secretary since December 2021. Mr. Shi previously served as General Counsel for Independence since October 2021. Prior to joining Independence, Mr. Shi worked as an attorney at Vinson & Elkins L.L.P. where his practice focused on capital markets transactions, corporate governance and mergers and acquisitions, primarily within the oil and gas industry. He received a J.D. from Harvard Law School and a B.A. in Political Science and Policy Studies from Rice University.

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

William Albrecht has served as a Director on our Board since December 2025. Mr. Albrecht has more than 45 years of experience in the oil and gas industry, including multiple executive leadership roles. He is currently the President and CEO of Moncrief Energy, LLC. He has most recently served as non-Executive Chairman of the board of directors of publicly traded companies California Resources Corporation and Rowan Companies. Previously, Mr. Albrecht held multiple positions at Occidental Petroleum where he had broad supervision of the exploration and production business as Vice President of Occidental Petroleum, President of Oxy Oil & Gas, Americas and President of Oxy Oil & Gas, USA. Earlier in his career, Mr. Albrecht was an executive at EOG Resources and a petroleum engineer for Tenneco Oil Company. He currently serves as a member of the board of directors of Halliburton. Additionally, he is a National Association of Corporate Directors certified Board Leadership Fellow. Mr. Albrecht received a B.S. from the United States Military Academy and a M.S. from the University of Southern California. We believe that Mr. Albrecht’s executive leadership experience and industry knowledge make him well-suited to serve as Director.

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

Robert G. Gwin has served as a Director since December 2021. Mr. Gwin was previously President of Anadarko Petroleum Corporation (“Anadarko”), one of the world’s largest independent oil and natural gas exploration and production companies, until August of 2019, when the company was purchased by Occidental Petroleum Corporation. He previously was Executive Vice President, Finance and Chief Financial Officer of Anadarko from 2009 to 2018. Mr. Gwin is also currently a director of TechnipFMC plc. He has previously served as a director of Pembina Pipeline Corporation, Enable Midstream Partners, LP, where he served as Chairman of its board of directors, LyondellBasell Industries, N.V, where he served as Chairman of its board of directors, and Western Gas Partners LP and its general partner Western Gas Equity Partners LP, where he served as Chairman of their boards of directors. He has served on numerous community and charitable organization boards throughout his career, currently including the MD Anderson Cancer Center and Communities in Schools – Houston. He holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and is a Chartered Financial Analyst (CFA). We believe Mr. Gwin’s business and industry experience make him well-suited to serve as a Director.

Jarvis Hollingsworth has served as a Director on our Board since December 2025. Mr. Hollingsworth is the President and CEO of JVH Capital Partners, Inc., a business consulting, advisory and principal investment firm. Previously, Mr. Hollingsworth served as a Vice Chairman and Chief Operating Officer of Irradiant Partners LP, an alternatives investment advisor that managed over $12B in assets before being acquired in May 2025. He is a former board member and Lead Independent Director of Core Scientific, Inc. and formerly served as the Secretary/General Counsel of Kayne Anderson Capital Advisors, L.P. Mr. Hollingsworth is a former Partner of the law firm Bracewell LLP in Houston where he had a fiduciary practice counseling boards of directors and trustees on corporate governance and strategic matters. He served on the law firm’s Management Committee and was a member of its Finance Committee. Mr. Hollingsworth formerly served two terms as Chairman of the Board of Trustees of the Teacher Retirement System of Texas and is also currently a Director on the Memorial Hermann Health System’s Board where he is a member of the Finance and Compensation committees. Mr. Hollingsworth is a former member of the Federal Reserve Bank of Dallas Financial Sector Advisory Council and is a former director of several other companies, including Frost Bank and its holding company, Cullen/Frost Bankers, Inc., and Emergent Technologies, Inc. Mr. Hollingsworth received a B.S. from the United States Military Academy at West Point, where he was a four-year letterman on the Army football team, and upon graduation served for several years on active and reserve duty in the U.S. Army. He retired as a Captain. He received a J.D. from the University of Houston Law Center. Mr. Hollingsworth is a member of the Board of the Tri-Cities chapter of the National Association of Corporate Directors, and is a former Director of the United Way’s Alexis de Tocqueville Society. We believe that Mr. Hollingsworth’s extensive business, financial and leadership experience make him well-suited to serve as a Director.

Conrad V. Langenhagen has served as a Director on our Board since May 2025. Previously, Mr. Langenhagen served as Executive Vice President, Executive Managing Director and Co-Head, Global Alternative Markets at Liberty Mutual Investments (“LMI”), the investment arm of Liberty Mutual Insurance Co., from January 2020 to December 2024. In this position, Mr. Langenhagen oversaw LMI’s alternative investments portfolio, which includes real estate, private equity, oil & gas, energy transition and infrastructure, timber & agriculture, direct lending, distressed and other strategic investments. Mr. Langenhagen joined Liberty Mutual Insurance in 2004, transitioned to LMI in 2007 and has held a series of progressively senior roles at the company. Mr. Langenhagen currently serves on the Board of The Spotlight Foundation, a charitable organization. Mr. Langenhagen obtained a B.S. in Biomedical/Electrical Engineering from Duke University and an MBA from

Stanford University. We believe that Mr. Langenhagen’s leadership and investment experience make him well-suited to serve as a Director.

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

Karen J. Simon has served as a Director since December 2021. Ms. Simon was previously a director of Contango, elected in April 2021. Ms. Simon previously served as Vice Chairman, Investment Banking, at JPMorgan before retiring in December 2019. Over her 36-year banking career, she held a number of leadership positions, including Global Co-Head of Financial Sponsor Coverage, providing M&A and capital raising investment banking services to private equity funds; Co-Head of EMEA Debt Capital Markets and Head of EMEA Oil & Gas coverage, both in London, and most recently she founded JPMorgan’s Director Advisory new client group focused on providing advice to public company Directors. In 2025, Ms. Simon joined the board of Bullish (NYSE: BLSH), a global digital asset platform, where she serves as the Chairman of the Compensation Committee and as a member of the Audit Committee. Ms. Simon also serves as director of two European public companies; one of which she chairs, Energean plc in London (LON: ENOG) since March 2018 and Aker ASA in Oslo (OSL: AKER) since April 2013. At Energean, Ms. Simon is a member of the Remuneration committee and Chairs the Nomination & Governance committee. Additionally, since 2022, Ms. Simon has served as a Senior Advisor Consultant with Independence Point Advisors, the first female-owned investment bank based in the United States. Ms. Simon received dual graduate business degrees in 1983: an M.B.A. from Southern Methodist University in Dallas and a Master of International Management from the American Graduate School of International Management (Thunderbird) in Arizona. Earlier, she graduated from the University of Colorado, earning a Bachelor of Arts cum laude in Economics. We believe Ms. Simon’s business and investment experience make her well-suited to serve as a Director.

Composition of our Board of Directors

Members of our Board of Directors are designated by the Preferred Stockholder, and, as applicable, any successor thereto. Our current Board of Directors consists of twelve Directors. Mr. Goff as Chairman and eight other Directors were designated by the Preferred Stockholder, including Messrs. Rockecharlie, Langenhagen, McCain and Gwin and Mses. Kendall, Brown, Simon

and Farley, subject to the Specified Rights Agreement and Voting Agreement, as described below. In connection with the closing of the SilverBow Merger in July 2024, Mr. Rowland joined the Board.

On December 15, 2025 we consummated the Vital Energy Merger as contemplated by the Merger Agreement. In connection with the closing of the Vital Energy Merger, we increased the size of our Board of Directors to twelve members and appointed two directors designated by Vital.

The Board has determined that each of Mses. Brown, Farley and Simon and Messrs. Albrecht, Goff, Gwin, Hollingsworth, Langenhagen, McCain and Rowland is “independent” under the relevant standards of the NYSE. Because the Preferred Stockholder is the sole owner of our Non-Economic Series I Preferred Stock and accordingly has the exclusive right to appoint our Board of Directors, we are a “controlled company” under the Sarbanes-Oxley Act and NYSE rules; therefore, our Compensation Committee and Nominating & Governance Committee are not required to consist entirely of independent directors. See Item 1A. Risk Factors—“Risks related to our governance structure—We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.”

For information regarding procedure by which a presiding director is selected for each executive session and the process by which any interested party may communicate with the non-management directors or independent directors as a group, please see the Company’s Corporate Governance Guidelines at www.crescentenergyco.com.

Specified Rights Agreement & Voting Agreement

The Specified Rights Agreement, dated as of June 7, 2021, by and among PT Independence and Independence Energy Aggregator GP LLC ("Aggregator GP"), a Delaware limited liability company (the “Specified Rights Agreement”) grants PT Independence the right to designate two Directors to our Board of Directors (one of whom must be an Independent Director), so long as Liberty Mutual Insurance Co. beneficially owns a number of shares of Common Stock equal to at least 33.33% of its initial ownership of shares of Class B Common Stock. For so long as PT Independence owns at least one share of Common Stock, PT Independence shall have the right to designate one Director to our Board of Directors. On May 5, 2025, Mr. Erich Bobinsky provided the Board of Directors of the Company with notice of his decision to not seek reelection to the Board, effective May 5, 2025. Mr. Bobinsky’s departure was not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies, or practices. Presently, the PT Independence designees to our Board of Directors are Ms. Brown and Mr. Langenhagen.

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

Audit Committee

We have a separately-designated Audit Committee of the Board of Directors (the “Audit Committee”) in accordance with Section 3(a) (58)(A) of the Exchange Act. Our Audit Committee has three members: Messrs. McCain, and Langenhagen and Ms. Simon. Mr. McCain currently serves as the chairperson of the Audit Committee. Our Board of Directors has determined that each of Messrs. McCain and Langenhagen and Ms. Simon constitute “Audit Committee Financial Experts” as defined in Section 11 of the Securities Act. Likewise, each of the members serving on our Audit Committee are “independent” under the relevant standards of the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board during the year ending December 31, 2025 were Mses. Brown, Farley and Kendall until May 5, 2025, at which time, Ms. Kendall left the Compensation Committee and Mr. Rowland joined. Ms. Kendall was an officer of the Company during fiscal year 2025. None of the members who served on the Compensation Committee at any time during fiscal year 2025 had any relationship requiring disclosure in “Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence,” except for Ms. Kendall’s indirect interest in the

Management Agreement as an employee of KKR. See “Part III., Item 13. Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement—Management Agreement.” No executive officer of the Company served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board of Directors or our Compensation Committee. No executive officer of the Company served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee.

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

The narrative discussion set forth in this Compensation Discussion and Analysis is intended to provide additional information related to the data presented in the compensation-related tables included throughout the “Executive Compensation” section of this Annual Report and largely describes the compensation program that was in place from January 1, 2025 to December 31, 2025.

Executive Summary

Named Executive Officers

The following individuals were deemed our named executive officers for the year ended December 31, 2025:

•David C. Rockecharlie, Chief Executive Officer and Director;
•Brandi Kendall, Chief Financial Officer and Director;
•J.D. "Joey" Hall, Chief Operating Officer;
•Todd N. Falk, Chief Accounting Officer;
•John Clayton "Clay" Rynd, Executive Vice President, Investments; and
•Bo Shi, General Counsel and Corporate Secretary.

We have been externally managed by our Manager since December 2021 pursuant to the terms of the Management Agreement. During fiscal year 2025, all of our executive officers other than Messrs. Hall and Shi, which consists of four of the six individuals deemed to be our named executive officers above, were employed by the Manager (such named executive officers who are employed by the Manager, the “Manager Executives”). Because our Management Agreement provides that our Manager is responsible for managing our day-to-day affairs, the Manager Executives did not currently receive any cash or equity-based compensation from us or any of our subsidiaries for serving as our executive officers. Additionally, the Management Agreement does not require the Manager Executives to dedicate a specific amount of time to fulfilling our Manager’s obligations to us under the Management Agreement and does not require a specified amount or percentage of the fees paid to the Manager to be allocated to the Manager Executives. Our Manager does not compensate its employees specifically for such services because these individuals also provide investment management and other services to other investment vehicles that are sponsored, managed or advised by affiliates of our Manager. As a result, our Manager has informed us that it cannot identify the portion of the compensation awarded to the Manager Executives by our Manager that relates solely to their services to us. Accordingly, we are unable to provide complete compensation information for any of the Manager Executives, including our Chief Executive Officer, as the total compensation of the Manager Executives reflects the performance of all the investment vehicles for which these individuals provide services, including, but not limited to, us.

Messrs. Hall and Shi are the only named executive officers who were employed by us during fiscal year 2025 and the only named executive officers for whom we made compensation determinations during fiscal year 2025. Accordingly, unless specified otherwise, the following disclosures regarding the compensation paid to our named executive officers relates only to the compensation paid to Messrs. Hall and Shi. Mr. Hall was appointed by the Board of Directors to serve as the Company’s Chief Operating Officer, effective June 2, 2025. Mr. Hall’s compensation described below reflects his partial year of service. As described below under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence—KKR Funds,” certain of our consolidated subsidiaries have entered into MSAs with entities owned by KKR Funds. Pursuant to the MSAs, certain of our employees, including Messrs. Hall and Shi, provide services to such entities and the Company is reimbursed for compensation paid by the Company to our employee in respect of services provided to such entities. However, the disclosures related to Messrs. Hall and Shi’s compensation set forth herein reflect 100% of the compensation paid to Messrs. Hall and Shi by the Company and have not been reduced by amounts, if any, for which the Company was reimbursed by entities owned by KKR Funds.

Compensation Objectives

Our compensation program is intended to attract, motivate and retain talented individuals, such as Messrs. Hall and Shi, who are committed to high performance and achieving successful company results. Our compensation program is not only designed to align the incentives of executives with our stockholders’ interests, but also to promote the achievement of key corporate performance measures.

Summary of Compensation Practices

We strive to maintain judicious governance standards and compensation practices by regularly reviewing best practices. We incorporated many best practices when forming our 2025 compensation program, including the following:

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

Process for Determining 2025 Compensation

We do not determine the cash or other compensation payable by our Manager to the Manager Executives. Our Manager and its affiliates determine the salaries, bonuses and other wages earned by the Manager Executives from our Manager and its affiliates. Our Manager and its affiliates also determine whether and to what extent the Manager Executives will be provided with the opportunity to participate in employee benefit plans. The process for determining the compensation paid to Messrs. Hall and Shi and our non-employee directors during 2025 is described below.

Role of Compensation Committee

The compensation committee oversees our executive compensation and employee benefit programs, and, as a result, reviews and approves all compensation decisions relating to Messrs. Hall and Shi. The compensation committee also approves its report for inclusion in this Annual Report and has reviewed and discussed this Compensation Discussion and Analysis with management.

The compensation committee reviews and approves, or recommends that our Board of Directors approve, the compensation of Messrs. Hall and Shi and our non-employee directors, administers our incentive compensation and benefit plans, selects and retains independent compensation consultants and assesses whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. The compensation committee may delegate, to any subcommittee it may form, responsibility and authority for any particular matter as it deems appropriate under the circumstances. The compensation committee may also delegate approval of award grants and other responsibilities regarding the administration of compensatory programs to a subcommittee consisting solely of members of the compensation committee or to members of the Board who are “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act.

Role of Independent Compensation Consultant

During fiscal year 2025, the compensation committee continued to engage Meridian as its independent compensation consultant to assist the committee with its responsibilities related to our executive officer and director compensation programs. A representative of Meridian attends compensation committee meetings as requested. Meridian provides no services to management or the compensation committee that are unrelated to the duties and responsibilities of the compensation committee, and the compensation committee makes all decisions regarding the compensation of Messrs. Hall and Shi and our non-employee directors. Meridian reports directly to the compensation committee, and all work conducted by Meridian for us is on behalf of the compensation committee.

Role of Chief Executive Officer and Senior Management

Our named executive officers regularly interact with the compensation committee and its chair to suggest and discuss our compensation structure and programs. Our chief executive officer makes recommendations for the annual cash and equity incentive awards for Messrs. Hall and Shi and other employees of the Company.

Use of Market Data and Peer Group Analysis

From time to time, Meridian provides the compensation committee with market and peer group data for comparison purposes, such as to compare equity and pay mix practices. Meridian provides the compensation committee with a general survey of total compensation benchmarks that are reviewed by the compensation committee in its compensation determinations.

Risk Assessment of Compensation Plans

Each year, the Committee assesses the Company’s risk profile relative to the executive compensation program and confirms that its compensation programs and policies do not create or encourage excessive risks that are reasonably likely to have a material adverse impact on the Company. As a result, we believe that our compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs and the compensation arrangements with the Manager are designed to encourage our named executive officers and employees to focus on both short-term and long-term strategic goals, thereby creating an ownership culture and helping to align the interests of our employees and our stockholders. Accordingly, our compensation program is balanced between short-term and long-term incentive compensation. Short-term incentive compensation is paid to Messrs. Hall and Shi annually in cash, but is dependent on satisfying quantitative and qualitative factors determined in the discretion of the Compensation Committee each year.

2025 Compensation Decisions

Base Salary

Base salaries serve to provide fixed cash compensation to our employees, including Messrs. Hall and Shi, for performing their ongoing responsibilities to the Company. During 2025, Mr. Hall's base salary was $625,000 and Mr. Shi’s base salary was $465,000. Effective March 1, 2026, based on an analysis of the competitive marketplace provided by Meridian and Messrs. Hall and Shi's contributions, performance and experience, the Compensation Committee approved the increase of Mr. Hall's base salary to $646,875 and the increase of Mr. Shi’s base salary to $500,000.

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

Annual Cash Incentive Awards

Annual cash incentive awards are used to motivate and reward our employees, including Messrs. Hall and Shi. We do not maintain a formal annual cash incentive award program, as such awards are instead determined on a discretionary basis and are generally based on certain Company and individual performance metrics, including quantitative financial and operational metrics related to the Company’s unlevered free cash flow, cost structure, capital efficiency and HSE (health, safety and environment) as well as individual qualitative metrics related to strategic and corporate objectives. The target amount of Messrs. Hall and Shi’s annual cash incentive compensation for 2025 was set at 100% of Mr. Hall's base salary and 90% of Mr. Shi’s base salary, respectively (“Target Bonus”). Due to strong company and individual performance, the Compensation Committee awarded Messrs. Hall and Shi annual cash incentive compensation for 2025 at 108% of the applicable Target Bonus based on achievement with respect to the metrics described above. The Compensation Committee reviewed input from Meridian and the considerations outlined above and Messrs. Hall and Shi’s target annual cash incentive compensation target percentage remains unchanged at 100% and 90%, respectively, for the 2026 plan year.

Equity-Based Compensation

We have adopted two equity incentive plans pursuant to which we may grant equity-based compensation to our service providers. Our Compensation Committee believes that awards under these plans promote alignment of the interests of management with those of our stockholders and promote creation of value for our stockholders. The Manager Incentive Plan governs the Incentive Compensation granted to our Manager, and the Equity Incentive Plan governs awards granted to our service providers, including the Manager Executives and Messrs. Hall and Shi. However, during fiscal years of 2023, 2024 and 2025, none of the Manager Executives were granted an award under the Equity Incentive Plan.

During 2025, we issued restricted stock unit awards subject to time-based vesting to certain of our employees, including Messrs. Hall and Shi, and our non-employee directors pursuant to the Equity Incentive Plan. On April 1, 2025, Mr. Shi was granted an annual award of 10,352 RSUs. Mr. Shi’s 2025 award of RSUs will vest in substantially equal installments on each of the first three anniversaries of April 1, 2025, subject to his continuous employment with the Company through each such vesting date. On September 26, 2025, Mr. Hall was granted a one-time sign-on award of 116,144 RSUs, which will vest on June 2, 2026, subject to his continuous employment with the Company through such vesting date. On September 26, 2025, Mr. Hall was also granted an annual award of 67,751 RSUs, which will vest in substantially equal installments on each of the first three anniversaries of June 2, 2025, subject to his continuous employment with the Company through each such vesting date.

On April 1, 2025 and September 26, 2025, Messrs. Shi and Hall were granted awards of 41,408 and 80,515 target performance share units (“PSUs”), respectively. The PSUs will become earned based on performance with respect to absolute and relative total shareholder return over the period beginning December 7, 2024 and ending December 6, 2027, with the ability to earn 0% to 240% of the target PSUs granted. The PSUs are subject to continued employment through the last day of the applicable performance period; provided, that, if Mr. Hall voluntarily resigns from the Company and provides six months’ notice, a pro rata portion of the target PSUs granted will remain outstanding based on the number of days that Mr. Hall was employed during the performance period and such pro rata RSUs shall be eligible to become earned PSUs based on the extent to which the applicable performance goals have been achieved at the end of the applicable performance period.

The actual value realized by Messrs. Hall and Shi with respect to their RSU and PSU awards will be dependent on the value of the Class A Common Stock on the relevant settlement date.

While we did not grant the Manager Executives any awards under the Equity Incentive Plan during fiscal years of 2023, 2024 and 2025, we pay our Manager the Incentive Compensation. The Incentive Compensation serves to further align the interests of our Manager and the Manager Executives with those of the Company and its stockholders and mitigates the possibility of excessive risk taking. The Incentive Compensation is described in more detail under the headings “Items 1 and 2. Business and

Properties—Management Agreement” and “Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Employment Agreements and Severance and Change in Control Benefits

We have not entered into employment agreements with any of our named executive officers. Further, we do not have any arrangements that would obligate us to make payments to the Manager Executives upon the termination of their services to us or in the event of a change in control of us. However, the award agreements governing the RSU awards granted to Messrs. Hall and Shi in 2025 provide for “double trigger” acceleration of vesting in the event that Messrs. Hall or Shi experiences a qualifying termination in the 12-month period following a change in control. In addition, the award agreement governing the RSU award granted to Mr. Shi in 2024 provides for the same “double trigger” acceleration of vesting protection. Further, the award agreements governing the PSU awards granted to Messrs. Hall and Shi in 2025 provide for “single trigger” acceleration of vesting in the event of a “change in control” as well as acceleration of vesting if Messrs. Hall or Shi experiences a qualifying termination. These arrangements with Messrs. Hall and Shi are described in more detail under the heading “—Potential Payments Upon Termination or Change in Control.” As further discussed below under the heading “—Potential Payments Upon Termination or Change in Control” Messrs. Hall and Shi are each party to a Change in Control Agreement (each, a “CIC Agreement”) pursuant to which they may be entitled to receive severance benefits should they experience a qualifying termination. The foregoing arrangements are described in more detail under the heading “—Potential Payments Upon Termination or Change in Control.”

Other Benefits

Employee Benefits

We offer a comprehensive array of benefits to our employees, including Messrs. Hall and Shi. These benefits are offered in order to attract and retain qualified employees. Subject to the terms of any applicable plans, policies or programs, Messrs. Hall and Shi are entitled to receive employee benefits, including any and all vacation, deferred compensation, retirement, health and welfare insurance as we may provide from time to time to salaried employees generally, and such other benefits as the Compensation Committee may from time to time establish for our management-level employees.

Retirement Benefits

We currently maintain a retirement plan intended to provide benefits under section 401(k) of the Code whereby employees, including Messrs. Hall and Shi, are allowed to contribute a portion of their base salaries to a tax qualified retirement account. For fiscal year 2025, matching contributions were made to participating employees equal to 100% of the employee’s deferral contributions up to 6% of the employee’s compensation, subject to applicable nondiscrimination limitations imposed by the Code. The contributions made on behalf of Messrs. Hall and Shi for fiscal year 2025 are disclosed in the footnotes to the Summary Compensation Table.

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

Stock Ownership Guidelines

To further align the interests of our directors with the interests of the Company’s other stockholders, our Nominating Committee established stock ownership and retention guidelines for our non-employee directors during 2024 that continued to apply during 2025. These guidelines are described in detail under the heading “—Director Compensation” below.

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

2025 Compensation Committee Report

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
Bevin Brown
Marcus C. Rowland

2025 Executive Compensation Tables

Summary Compensation Table

The following table sets forth the compensation paid to our named executive officers by us for their services for the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Bo Shi	2025	465,000	—	515,530	451,980	21,810	1,454,320
General Counsel and Corporate Secretary	2024	400,000	483,000	261,176	—	19,301	1,163,477
	2023	400,000	460,000	105,013	—	18,920	983,933
J.D. Hall(4)	2025	364,583	—	2,344,961	394,200	23,970	3,127,714
Chief Operating Officer	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
David C. Rockecharlie	2025	—	—	—	—	—	—
Chief Executive Officer	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
Brandi Kendall	2025	—	—	—	—	—	—
Chief Financial Officer	2024	—	—	—	—	—	—

	2023	—	—	—	—	—	—
Todd N. Falk	2025	—	—	—	—	—	—
Chief Accounting Officer	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
John Clayton "Clay" Rynd	2025	—	—	—	—	—	—
Executive Vice President, Investments	2024	—	—	—	—	—	—
	2023	—	—	—	—	—	—
_______________
(1) Amounts reported in this column for fiscal year 2025 represent the aggregate grant date fair value, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, of RSUs and PSUs awarded in 2025 under our Equity Incentive Plan to Messrs. Hall and Shi. The assumptions used in calculating the aggregate grant date fair value of such award are described in "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. The grant date fair value of PSUs is based on the probable outcome of the performance conditions as of the date of grant, which was target. The grant date fair value of the PSU awards reflected in this column is as follows: Mr. Hall, $548,307 and Mr. Shi, $400,829. If the maximum amount, rather than the probable amount, were reported in the table with respect to the PSUs, the values associated with the PSUs would be as follows: Mr. Hall, $1,315,937 and Mr. Shi, $961,991. As described in the Compensation Discussion and Analysis, the amount reported in this column does not reflect the actual value that will be realized by Messrs. Hall and Shi in respect of their 2025 RSU and PSU awards. We have not granted equity or equity-based awards to any of the Manager Executives.
(2) Amounts reported in this column reflect the 2025 annual cash incentive awards that were earned by Messrs. Hall and Shi based upon achievement with respect to the company and individual performance metrics described above. For more information, see “—Compensation Discussion & Analysis—2025 Compensation Decisions—Annual Cash Incentive Awards.”
(3) Amounts reported in this column for Messrs. Hall and Shi reflect (i) Company-paid life insurance premiums in the amounts of $2,970 for Mr. Hall and $810 for Mr. Shi and (ii) 401(k) matching contributions in the amounts of 21,000 for Mr. Hall and $21,000 for Mr. Shi, in each case, for the fiscal year ended December 31, 2025.
(4) Mr. Hall began serving as our Chief Operating Officer, effective June 2, 2025. Amounts shown for Mr. Hall reflect his partial year of service during the fiscal year ended 2025.

Grants of Plan-Based Awards for Fiscal Year 2025

The table below includes information regarding RSUs and PSUs granted under our Equity Incentive Plan to our named executive officers during the fiscal year ended December 31, 2025.

			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)
Bo Shi
RSUs	04/01/2025	02/18/2025	—	—	—	10,352	114,700
PSUs	04/01/2025	02/18/2025	—	41,408	99,379	—	400,829
J.D. Hall
RSUs	09/26/2025	05/19/2025	—	—	—	183,895	1,796,654
PSUs	09/26/2025	05/19/2025	—	80,515	193,236	—	548,307
David C. Rockecharlie
RSUs	—	—	—	—	—	—	—
PSUs	—	—	—	—	—	—	—
Brandi Kendall
RSUs	—	—	—	—	—	—	—
PSUs	—	—	—	—	—	—	—

			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Todd N. Falk
RSUs	—	—	—	—	—	—	—
PSUs	—	—	—	—	—	—	—
John Clayton "Clay" Rynd
RSUs	—	—	—	—	—	—	—
PSUs	—	—	—	—	—	—	—
_______________
(1) The amount included in this column represents the number of RSUs granted to Messrs. Hall and Shi pursuant to the Equity Incentive Plan during fiscal year 2025. For Mr. Shi, these RSUs will vest in substantially equal installments on each of the first three anniversaries of April 1, 2025. For Mr. Hall, 67,751 RSUs will vest in substantially equal installments on the first three anniversaries of June 2, 2025 and 116,144 RSUs will vest in their entirety on June 2, 2026. For more information, see the section titled “Compensation Discussion and Analysis—Equity-Based Compensation” above.
(2) These columns reflect the threshold, target, and maximum number of shares that may be earned with respect to PSUs granted to Messrs. Hall and Shi granted pursuant to the Equity Incentive Plan during fiscal year 2025.
(3) The amount reported in this column represents the aggregate grant date fair value, determined in accordance with FASB ASC 718, of the RSUs and PSUs granted to Messrs. Hall and Shi in 2025. The assumptions used in calculating the aggregate grant date fair value of such award are described in "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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

Salary and Annual Cash Incentive Award in Proportion to Total Compensation

The table below reflects the aggregate amount of Messrs. Hall and Shi’s 2025 salary and annual cash incentive award compensation in proportion to the total compensation paid to Messrs. Hall and Shi during 2025. The amounts reported in this table for Messrs. Hall and Shi were calculated using the amounts reported in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table above. More information regarding Messrs. Hall and Shi’s salary and annual cash incentive award arrangements is provided in the Compensation Discussion and Analysis above under the headings “—Compensation Discussion and Analysis—2025 Compensation Decisions—Base Salary” and “—Compensation Discussion and Analysis—2025 Compensation Decisions—Annual Cash Incentive Awards.”

Name	Year	Salary and Annual Cash Incentive Award ($)	Salary and Annual Cash Incentive Award as a Percentage of Total Compensation
Bo Shi	2025	916,980	63%
J.D. Hall	2025	758,783	24%

We do not pay any cash or other compensation to the Manager outside of the Manager Incentive Plan as described in more detail in the Compensation Discussion and Analysis above.

Equity Incentive Plan Awards

We granted awards of time-based RSUs and performance-based PSUs to Messrs. Hall and Shi in 2025. Messrs. Hall and Shi will have no right to receive any dividends or other distribution with respect to a RSU or PSU unless and until shares of Class A Common Stock have been delivered in respect of the RSUs that become vested, if any, in accordance with the terms and conditions of the corresponding RSU award. The terms and conditions, including vesting, applicable to Messrs. Hall and Shi’s 2025 RSU and PSU awards are further described in the Compensation Discussion and Analysis above under the heading “—Compensation Discussion and Analysis—Equity-Based Compensation.” The potential acceleration and forfeiture events relating to Messrs. Hall and Shi’s 2025 RSU and PSU awards are described, as of December 31, 2025, in greater detail under the heading “—Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table reflects information regarding outstanding equity-based awards held by our named executive officers as of December 31, 2025, which consist of RSUs and PSUs granted under the Equity Incentive Plan to Messrs. Hall and Shi.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2) ($)

Bo Shi
RSUs	28,417	238,419	—	—
PSUs	—	—	41,408	347,413
J.D. Hall
RSUs	183,895	1,542,879	—	—
PSUs	—	—	80,515	675,521
David C. Rockecharlie
RSUs	—	$—	—	$—
PSUs	—	—	—	—
Brandi Kendall
RSUs	—	$—	—	$—
PSUs	—	—	—	—
Todd Falk
RSUs	—	$—	—	$—
PSUs	—	—	—	—
John Clayton "Clay" Rynd
RSUs	—	$—	—	$—
PSUs	—	—	—	—
_______________
(1) Each RSU award granted to Messrs. Hall and Shi represents the contingent right to receive one share of our Class A Common Stock upon vesting. Mr. Shi’s 2022 RSU award vested as to one-third granted on April 1, 2025, which were the final RSUs outstanding that were subject to such 2022 RSU award. Mr. Shi’s 2023 RSU award vested as to one-third of the RSUs granted on April 1, 2025 and will vest as to an additional one-third of the RSUs granted on April 1, 2026. Mr. Shi’s 2024 RSU award vested as to one-third of the RSUs granted on April 1, 2025 and will vest as to an additional one-third of the RSUs granted on April 1 of 2026 and 2027. Mr. Shi’s 2025 RSU award will vest in substantially equal one-third installments on April 1 of 2026, 2027, and 2028. For Mr. Hall, 67,751 RSUs will vest in substantially equal installments on the first three anniversaries of June 2, 2025 and the 116,144 RSUs will vest in their entirety on June 2, 2026.

(2) The amount included in the applicable column represents the market value of our Class A Common Stock underlying the RSU or PSU awards granted to Messrs. Hall and Shi, computed based on the closing price of our Class A Common Stock on December 31, 2025, the last trading day of 2025, which was $8.39 per share.

(3) Each PSU award granted to Messrs. Hall and Shi represents the contingent right to receive one share of our Class A Common Stock based on performance with respect to absolute and relative total shareholder return over the performance period beginning December 7, 2024 and ending December 6, 2027, with the ability to earn 0% to 240% of the target PSUs granted. With respect to PSU awards, the amounts shown are based on target performance.

Option Exercises and Stock Vested in Fiscal Year 2025

Name	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)

Bo Shi	13,000	$144,040
J.D. Hall	—	—
David C. Rockecharlie	—	—
Brandi Kendall	—	—
Todd Falk	—	—
John Clayton "Clay" Rynd	—	—
_______________
(1) Reflects shares received pursuant to the vesting, on April 1, 2025, of RSUs subject to Mr. Shi's 2022, 2023 and 2024 RSU awards. The value realized on vesting reflects the closing price of our Class A Common Stock on April 1, 2025, the vesting date, which was $11.08, multiplied by the number of shares of our Class A Common Stock received by Mr. Shi.

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

Change in Control Agreements

In 2025, each of Messrs. Hall and Shi entered into a CIC Agreement with the Company that provides for certain severance benefits on a termination of employment in connection with a “change in control.” Under the CIC Agreements, if, within two years after a “change in control” (or, in certain circumstances, within six months before a “change in control” if the termination is in anticipation thereof), (i) the Company terminates Messrs. Hall or Shi for any reason other than their death or “disability” or a “termination for cause” or (ii) Messrs. Hall or Shi resigns for “good reason,” Messrs. Hall or Shi will be entitled to (1) a lump-sum cash payment equal to 2.5 times the sum of (A) Messrs. Hall or Shi’s protected base salary and (B) the greater of Messrs. Hall or Shi’s target annual bonus or the average of the annual bonuses paid for the three years immediately preceding the termination; (2) a pro-rated annual bonus for the year of termination based on the higher of target or actual performance; (3) accelerated vesting of all outstanding equity awards (with performance-based awards vesting as the higher of actual or target performance); (4) up to 24 months of Company-paid COBRA coverage for Messrs. Hall or Shi and their eligible dependents; (5) a lump-sum cash payment of $30,000 in lieu of financial and tax planning assistance for two years; and (6) outplacement services for up to 12 months following termination, at a cost to the Company not to exceed $50,000.

The terms set forth below are generally defined as follows for purposes of Messrs. Hall and Shi’s CIC Agreements:

•“termination for cause” means a termination of employment by the Company due to the occurrence of any of the following:
1.continued failure (i) to substantially perform duties and responsibilities (other than any such failure resulting from physical or mental impairment or incapacity) or (ii) to comply with any material written policy of the Company generally applicable to all officers of the Company and, if applicable, the successor in interest to the Company or, if such successor is a subsidiary of any other entity, the direct or indirect ultimate parent of such successor (such successor or such ultimate parent entity, the “Company Successor”), which specifically provides for dismissal (or employment termination) as a consequence of any such failure to comply, in either case more than 10 business days after written demand for substantial performance or compliance with the policy is delivered by the Company specifically identifying the manner in which the Company believes there has not been substantial performance of duties and responsibilities or not complied with the written policy;
2.engaging in an act or acts of gross misconduct which result in, or are intended to result in, material damage to the Company’s business or reputation;
3.failure, following a written request from the Company, reasonably to cooperate (including, without limitation, the refusal to be interviewed or deposed, or to give testimony) in connection with any investigation or proceeding, whether internal or external (including, without limitation, by any governmental or quasi-governmental agency), into the business practices or operations of the Company; or
4.conviction of (or plea of guilty or nolo contendere to a charge of) any felony or any crime or misdemeanor, in either case, involving moral turpitude or financial misconduct which results in significant monetary damage to the Company.
•“termination for good reason” means a termination of employment due to the occurrence of any of the following, without the express written consent, after the occurrence of a “change in control:”
1.(i) the assignment of any duties inconsistent in any material adverse respect with to position, authority or responsibilities as in effect immediately prior to a “change in control”, or (ii) any other material adverse change in such position, including (A) titles, authority, responsibilities, or functions, (B) the position to which the employee reports or the principal departmental functions that report to the employee, or (C) the budget over which the employee retains authority, which, in the case of any officer of the Company, shall be deemed to have occurred unless, following the change in control date, the employee holds such position or positions with the Company Successor that are substantially comparable to the position or positions held at the Company immediately prior to the change in control date; provided that there shall be excluded for the purpose of this subparagraph (1) any isolated, insubstantial and inadvertent action remedied promptly after receipt of notice thereof given by employee;
2.any failure by the Company or the Company Successor, other than an insubstantial or inadvertent failure remedied promptly after receipt of notice thereof, to provide an annual base salary which is at least equal to the base salary payable immediately prior to the change in control date or, if more favorable to the employee, at the rate made available any time thereafter;
3.any failure by the Company or the Company Successor, other than an insubstantial or inadvertent failure remedied promptly after receipt of notice thereof, to provide the employee with an annual target bonus opportunity that is at least equal to the employee’s target bonus opportunity under any Company annual bonus program (which, if not stated as the target for a full year of service, shall be annualized) for the year in which the change in control date occurs;
4.the Company or the Company Successor requires (or notifies in writing that it will require) the employee to be based at any office or location more than 50 miles from that location at which the employee principally performed services for the Company immediately prior to the change in control date, except for travel reasonably required in the performance of the employee’s responsibilities to an extent substantially consistent with business travel obligations immediately prior to the “change in control”; or
5.if, not later than the change in control date, any Company Successor shall have failed to agree in writing to assume and perform the CIC Agreement.
•“change in control” means an event that constitutes a “change in control” as defined in the Equity Incentive Plan, except that an event shall only constitute a “change in control” if it both qualifies as such under the Equity Incentive Plan and is a change in the ownership or effective control or in the ownership of a substantial portion of the assets of the Company for purposes of Section 409A of the Internal Revenue Code of 1986, as amended. Any modification to the definition of “change in control” in the Equity Incentive Plan (including by virtue of the adoption by the Company of a successor plan thereto setting forth a modified definition of “change in control”) adopted after the effective date of the CIC Agreement shall apply for purposes of the CIC Agreement, except that any modification to such definition adopted on or after, or within 180 days prior to, a “change in control” shall not apply in determining the definition of such term under the CIC Agreement unless such amendment is favorable to the employee.
•“disability” means physical or mental impairment or incapacity of sufficient severity such that: (1) in the opinion of a qualified physician selected by the Company with the consent of the employee or the employee’s legal representative (which consent shall not be unreasonably withheld), after taking into account all reasonable accommodations that the Company has made or could make, the employee is unable to continue to perform employee’s duties and responsibilities as an employee of the Company; or (2) the employee’s condition entitles employee to long-term disability benefits under any employee benefit plan maintained by the Company or any of its affiliates that are at least comparable to those made available to the employee by the Company prior to the “change in control.”

Award Agreements

The award agreements governing Mr. Shi’s 2024 RSU award and Messrs. Hall and Shi’s 2025 RSU awards provide that, upon a termination of Messrs. Hall and Shi’s employment by the Company without “cause” or a resignation by Messrs. Hall and Shi for “good reason” that, in each case, occurs within the 12 month period following a “change in control” of the Company, any RSUs that remain unvested as of the date of such termination will immediately vest in full, provided Messrs. Hall and Shi has remained continuously employed by us from the grant date of such award through the date of termination. Upon a termination of Messrs. Hall and Shi’s employment for any other reason, any unvested RSUs held by him as of the applicable termination date will be forfeited without consideration.

The terms set forth below are generally defined as follows for purposes of Messrs. Hall and Shi’s RSU award agreements:

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

The award agreements governing Messrs. Hall and Shi’s 2025 PSU awards provide that, upon a “change in control” of the Company, any PSUs that remain unvested as of the date of such “change in control” will immediately vest in full based on target, provided Messrs. Hall or Shi has remained continuously employed by us from the grant date of such award through the change in control date. Mr. Hall’s PSU award provides that, upon a termination of Mr. Hall’s employment due to a “qualifying resignation” a pro rata portion of the target PSUs granted will remain outstanding based on the number of days that Mr. Hall was employed during the performance period and such pro rata RSUs shall be eligible to become earned PSUs based on the extent to which the applicable performance goals have been achieved at the end of the applicable performance period. Upon a termination of Messrs. Hall or Shi’s employment for any other reason, any unvested PSUs held by them as of the applicable termination date will be forfeited without consideration.

The terms set forth below are generally defined as follows for purposes of Messrs. Hall and Shi’s PSU award agreements; provided, that Mr. Shi’s PSU award does not contain the definition of “qualifying resignation”:

•“change in control” means hall mean an event that constitutes a “change in control” as defined in the Equity Incentive Plan;
•“qualifying resignation” means a voluntarily termination of employment or service with the Company and its affiliates other than for “cause” and each of the following is satisfied: (i) the participant delivers to the Company a written notice of resignation at least six (6) months prior to the separation date; (ii) the participant remains continuously employed by, or continuously provides services to, the Company or an affiliate from the date of grant through the separation date; and (iii) no event constituting “cause” shall have occurred prior to or on the separation date and the participant shall not have engaged in any act or omission that would constitute grounds for termination for “cause”; and
•“cause” means “cause” (or a term of like import) as defined in any employment or severance agreement between the participant and the Company or an affiliate or, in the absence of such an agreement that defines “cause” (or a term of like import), then “cause” shall mean (i) material breach of any written agreement between the participant and the Company or an affiliate; (ii) material breach of any law applicable to the workplace or employment relationship, or the material breach of any material policy or code of conduct established by the Company, an affiliate, or a successor to the Company applicable to the participant, including policies on discrimination, harassment and sexual harassment;

(iii) gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement; (iv) the commission of, or conviction or indictment for, or plea of nolo contendere to, any felony (or state law equivalent) or any crime involving moral turpitude; or (v) willful failure or refusal, other than due to disability to perform obligations or to follow any lawful directive from the Company, as determined by the Company; provided, however, that if the action or omissions as set forth in clause (v) are of such a nature that the Company or a successor of the Company determines that they are curable, such actions or omissions must remain uncured for 30 days after the Company or a successor of the Company provides the participant written notice of the obligation to cure such actions or omissions.

Quantification of Benefits

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above to each of our named executive officers. Except where otherwise noted, payments and benefits are estimated assuming both qualifying termination of employment and a change in control occurred on December 31, 2025. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if other circumstances affect the assumptions used to estimate these potential payments and benefits. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits paid in such circumstances may be different than those set forth in the table below.

Benefits and Payments(1)	Termination Without Cause or for Good Reason During Two Year Period Following Change in Control ($)(2)	Change in Control ($) (3)	Qualifying Resignation ($) (6)	All Other Terminations ($) (7)
Bo Shi
Cash Severance	$2,627,250	$—	$—	$—
Accelerated Equity Awards	585,832(3)	347,413	—	—
COBRA and Other Benefits	141,334(4)	—	—	—
Total	$3,354,416	$347,413	$—	$—
J.D. Hall
Cash Severance	$3,750,000	$—	$—	$—
Accelerated Equity Awards	2,218,400(3)	675,521	131,396	—
COBRA and Other Benefits	119,369(4)	—	—	—
Total	$6,087,769	$675,521	$131,396	$—
David C. Rockecharlie
Cash Severance	$—	$—	$—	$—
Accelerated Equity Awards	—	—	—	—
COBRA and Other Benefits	—	—	—	—
Total	$—	$—	$—	$—
Brandi Kendall
Cash Severance	$—	$—	$—	$—
Accelerated Equity Awards	—	—	—	—
COBRA and Other Benefits	—	—	—	—
Total	$—	$—	$—	$—
Todd N. Falk
Cash Severance	$—	$—	$—	$—
Accelerated Equity Awards	—	—	—	—
COBRA and Other Benefits	—	—	—	—
Total	$—	$—	$—	$—
John Clayton "Clay" Rynd
Cash Severance	$—	$—	$—	$—
Accelerated Equity Awards	—	—	—	—

COBRA and Other Benefits	—	—	—	—
Total	$—	$—	$—	$—
_______________
(1) None of the Manager Executives are eligible to receive any payments or benefits in the event of a change in control of us or a termination of employment.
(2) Under the CIC Agreements entered into by each of Messrs. Hall and Shi, if, within two years after a change in control (or, in certain circumstances, within six months before a change in control if the termination is in anticipation thereof), (i) the Company terminates Messrs. Hall or Shi for any reason other than their death or disability or a termination for cause or (ii) Messrs. Hall or Shi resigns for good reason” Messrs. Hall or Shi will be entitled to (1) a lump-sum cash payment equal to 2.5 times the sum of (A) Messrs. Hall or Shi’s protected base salary and (B) the greater of Messrs. Hall or Shi’s target annual bonus or the average of the annual bonuses paid for the three years immediately preceding the termination; (2) a pro-rated annual bonus for the year of termination based on the higher of target or actual performance; (3) accelerated vesting of all outstanding equity awards (with performance-based awards vesting as the higher of actual or target performance); (4) up to 24 months of Company-paid COBRA coverage for Messrs. Hall or Shi and their eligible dependents; (5) a lump-sum cash payment of $30,000 in lieu of financial and tax planning assistance for two years; and (6) outplacement services for up to 12 months following termination, at a cost to the Company not to exceed $50,000.
(3) The amounts shown assume target performance with respect to PSU awards and were calculated by multiplying (a) the number of shares of our Class A Common Stock underlying Messrs. Hall and Shi’s RSU and PSU awards that would accelerate in such circumstance (as described in more detail in footnote (2) above) by (b) $8.39, the closing price of our Class A Common Stock on December 31, 2025, the last trading day of 2025.
(4) Consists of amounts described in footnote (2) above that relate to (a) Company-paid COBRA coverage for up to 24 months, (b) a lump-sum cash payment in lieu of financial and tax planning assistance for two years and (c) outplacement services for up to 12 months. For purposes of (a) in the preceding sentence, amounts reflect 24 months of Company-paid COBRA coverage and, for purposes of (c) in the preceding sentence, amounts reflect the maximum of $50,000 for outplacement services.
(5) In the event of a change in control, any PSUs held by Messrs. Hall or Shi that remain unvested as of the date of such change in control will immediately vest in full based on target. The amounts shown were calculated by multiplying the PSUs held by Messrs. Hall or Shi that remained unvested as of December 31, 2025, by $8.39, the closing price of our Class A Common Stock on December 31, 2025, the last trading day of 2025.
(6) In the event of a qualifying resignation, a pro rata portion of the target PSUs held by Mr. Hall will remain outstanding based on the number of days that such individual was employed during the performance period and such pro rata RSUs shall be eligible to become earned PSUs based on the extent to which the applicable performance goals have been achieved at the end of the applicable performance period. The amounts shown assume target performance and were calculated by multiplying the pro rata portion of PSUs held by Mr. Hall that would have remained outstanding as of December 31, 2025 if a qualifying resignation occurred on such date, by $8.39, the closing price of our Class A Common Stock on December 31, 2025, the last trading day of 2025.
(7) Messrs. Hall and Shi are not eligible to receive any payments or benefits in the event of any other termination of employment that is not described in the table.

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

Director Compensation

2025 Compensation

The following table sets forth information concerning the compensation paid by us to our directors for the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)(6)	All Other Compensation ($)	Total ($)
John C. Goff	80,000	217,933	—	297,933
William Albrecht (1)	3,334	—	—	3,334
Erich Bobinsky (2)	27,671	122,356	—	150,027
Bevin Brown (2)	80,000	122,356	—	202,356
Michael Duginski (3)	80,000	122,356	—	202,356
Claire S. Farley	99,500	122,356	—	221,856
Robert G. Gwin	80,000	122,356	—	202,356
Jarvis Hollingsworth (1)	3,334	—	—	3,334
Conrad V. Langenhagen (4)	52,493	66,332	—	118,825
Ellis L. “Lon” McCain	100,000	122,356	—	222,356
Marcus C Rowland	80,000	122,356	—	202,356
Karen J. Simon	80,000	122,356	25,000 (7)	227,356
_______________
(1) On December 15, 2025, in connection with the consummation of the Merger with Vital, Messrs. Albrecht and Hollingsworth were appointed as directors. Amounts shown reflect the partial year of service for each director.

(2) Erich Bobinsky and Bevin Brown are officers and employees of Liberty Holdco and serve on our Board of Directors as nominees of PT Independence. Mr. Bobinsky and Ms. Brown have agreed that they will not receive any separate compensation for serving as directors of the Company and have agreed to transfer to Liberty Holdco any director compensation that they receive from us, including any shares received in respect of equity or equity-based awards. As such, all amounts reported for Mr. Bobinsky and Ms. Brown in this table will not be retained by them, but instead will be transferred to Liberty Holdco. As such, Mr. Bobinsky and Ms. Brown will not retain any compensation with respect to their service on our Board of Directors in 2025. Effective May 5, 2025, Mr. Bobinsky's service as a director of the Company ended.

(3) On December 14, 2025, in connection with the consummation of the Merger with Vital, Mr. Duginski resigned as a director. Mr. Duginski was compensated as if he had served as a director for the entire year.

(4) Effective May 5, 2025, Mr. Langenhagen began serving as a director.

(5) The amounts reported in this column represent the aggregate grant date fair value, determined in accordance with FASB ASC 718, of 19,669 RSUs that were granted to Mr. Goff on April 1, 2025, 7,362 RSUs that were granted to Mr. Langenhagen on October 1, 2025 (reflecting a pro-rata grant for his service as a director during 2025), and 11,043 RSUs that were granted to each other non-management director on April 1, 2025, in each case, pursuant to the Equity Incentive Plan. The assumptions used in calculating the aggregate grant date fair value of such awards are described in "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. The RSU awards will vest in full on April 1, 2026, subject to the director continuously providing services on our Board of Directors through such date.

(6) As described below, the target value of the annual equity-based compensation granted to our non-management directors is $160,000 plus an additional award with a target value of $125,000 to the non-executive Chairman of the Board. The number of RSUs issued pursuant to the 2025 awards was determined by dividing such target value by $14.49, which was the volume-weighted average closing price per share of our Class A Common Stock for the 20 trading days preceding December 7, 2024 (matching the 20 trading day measurement period under the Incentive Compensation). The aggregate number of outstanding RSUs held, as of December 31, 2025, by Mr. Goff was 19,669, by Mr. Langenhagen was 7,362 and by each other non-management director was 11,043.

(7) The amount reported represents Ms. Simon’s retainer in connection with her service on the Company's Sustainability Council.

Director Compensation Policy

We established a comprehensive non-management director compensation policy. The policy is designed to provide competitive compensation necessary to attract and retain high quality non-management directors and to encourage ownership of our Class A

Common Stock to further align their interests with those of the Company’s stockholders. No compensation is paid to management directors. The non-management director compensation policy in effect for the fiscal year ended December 31, 2025, provided for the following compensation to our non-management directors:

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

Stock Ownership Requirements

To further align the interests of our non-employee directors with those of our stockholders, in November 2022, our Nominating Committee adopted stock ownership and retention requirements for all non-management directors, other than Mr. Bobinsky (who was later replaced by Mr. Langenhagen in May 2025) or Ms. Brown who were appointed to serve on our Board pursuant to the director nominee rights held by their employer, Liberty, and are prohibited by Liberty from owning securities of the Company in their individual capacities.

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

Other. As described under "The Transaction Agreement and Related Agreements—OpCo LLC Agreement", the OpCo LLC Agreement provides that, subject to certain exceptions, at any time we issue a share of Class A Common Stock or any other equity security (including awards granted under the Manager Incentive Plan) following December 7, 2021, the net proceeds received by us with respect to such issuance, if any, will be concurrently contributed to OpCo, which, in turn, will issue one Unit (if we issue a share of Class A Common Stock) or such other equity security (if we issue equity securities other than Class A Common Stock) corresponding to the equity securities issued by us to the Company Group.

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

Relative TSR Percentile Ranking	Earned Amount (% of Relative TSR Portion)*
<20th Percentile	0%
20th Percentile	50%
40th Percentile	75%

Relative TSR Percentile Ranking	Earned Amount (% of Relative TSR Portion)*
60th Percentile	100%
70th Percentile	125%
≥80th Percentile	150%

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

The purpose of the Equity Incentive Plan is to incentivize individuals providing services to the Company or its affiliates as its employees, officers or non-employee directors through grants of equity-based incentive awards. Any individual employed by the Manager or any of its parent companies is not be eligible to participate in the Equity Incentive Plan. As such, none of our executive officers, including the named executive officers, except Messrs. Hall and Shi are eligible to participate in the Equity Incentive Plan. The description of the Equity Incentive Plan set forth below is a summary of the material features of the Equity Incentive Plan. This summary does not purport to be a complete description of all of the provisions of the Equity Incentive Plan and is qualified in its entirety by reference to the Equity Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us, based on filings made under Section 13(d) and 13(g) of the Exchange Act, regarding the beneficial ownership of our common stock as of January 30, 2026 by:

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

As of January 30, 2026, there were 327,900,272 shares of our Class A Common Stock outstanding.

Shares Beneficially Owned by Certain Beneficial Owners and Management
	Class A Common Stock
	Number	% of class

5% Stockholders
Independence Energy Aggregator LP and its affiliates (1)	26,185,773	8.0%
KKR Upstream Associates LLC (2)	26,758,127	8.2%
Liberty Mutual Foundation Inc. (3)(4)	36,894,411	11.3%
The Vanguard Group (5)	20,731,434	6.3%
BlackRock, Inc. (6)	26,061,287	7.9%
Directors and Named Executive Officers
John C. Goff (7)	9,805,786	3.0%
David C. Rockecharlie	110,000	*
Brandi Kendall	23,347	*
J.D. Hall	—	*
John Clayton "Clay" Rynd	7,000	*
Todd N. Falk	7,000	*
Bo Shi (9)	38,437	*
Karen J. Simon (8)	86,337	*
Ellis L. McCain (8)	78,978	*
Bevin Brown (8)(10)	25,354	*
Claire S. Farley (8)	45,913	*
Robert G. Gwin (8)	45,913	*
Marcus C. Rowland (8)	80,035	*
Conrad Langenhagen (11)	7,362	*
William Albrecht	64,664	*
Jarvis Hollingsworth	38,245	*
Directors and Executive Officers as a group (16 persons)	10,464,371	3.2%

(1)Aggregator L.P. is the direct beneficial owner of the securities reported and is the entity through which certain unaffiliated limited partners and affiliated entities hold their interests in the Company and OpCo. Aggregator GP is the general partner of Aggregator. KKR Upstream Associates LLC is the sole member of Aggregator GP. KKR Group Assets Holdings III L.P. and KKR Financial Holdings LLC are the controlling members of KKR Upstream Associates LLC. KKR Group Assets III GP LLC is the general partner of KKR Group Assets Holdings III L.P. KKR Group Partnership L.P. is the sole member of each of KKR Group Assets III GP LLC and KKR Financial Holdings LLC. KKR Group Holdings Corp. is the general partner of KKR Group Partnership L.P. KKR & Co. Inc. is the sole shareholder of KKR Group Holdings Corp. KKR Management LLP is the Series I preferred stockholder of KKR & Co. Inc. Henry R. Kravis and George R. Roberts are the founding partners of KKR Management LLP. Each of such beneficial owners disclaims beneficial ownership of such securities in excess of their pecuniary interest therein.
(2)KKR Upstream Associates LLC is the direct beneficial owner of the 572,354 shares of Class A Common Stock reported and may be deemed to beneficially own the shares of Class A Common Stock held of record by Aggregator. KKR Group Assets Holdings III L.P. and KKR Financial Holdings LLC are the controlling members of KKR Upstream Associates LLC. KKR Group Assets III GP LLC is the general partner of KKR Group Assets Holdings III L.P. KKR Group Partnership L.P. is the sole member of each of KKR Group Assets III GP LLC and KKR Financial Holdings LLC. KKR Group Holdings Corp. is the general partner of KKR Group Partnership L.P. KKR & Co. Inc. is the sole stockholder of KKR Group Holdings Corp. KKR Management LLP is the Series I preferred stockholder of KKR & Co. Inc. Henry R. Kravis and George R. Roberts are the founding partners of KKR Management LLP. Each of such beneficial owners disclaims beneficial ownership of such securities in excess of their pecuniary interest therein.
(3)Liberty Mutual Foundation Inc. is the direct beneficial owner of 36,813,628 shares of Class A Common Stock previously held directly by PT Independence. Liberty Energy Holdings, LLC, Liberty Mutual Insurance Company, Liberty Mutual Group Inc., LMHC Massachusetts Holdings Inc. and Liberty Mutual Holding Company Inc. may be deemed to beneficially own the shares of Class A Common Stock owned by Liberty Foundation due to their common control but have no pecuniary interest in such shares. Liberty Energy Holdings, LLC directly holds 80,783 shares of Class A

Common Stock, including 39,665 shares held by certain director designees. Liberty Mutual Foundation Inc. may be deemed to beneficially own such shares due its common control with Liberty Energy Holdings, LLC but has no pecuniary interest in such shares.
(4)Includes 11,043 shares of Class A Common Stock underlying RSU awards held by Bevin Brown granted in respect of service on our Board of Directors that will vest, subject to continued service on our Board, within 60 days of the date hereof. As described in the footnotes to the Director Compensation Table, Brown have agreed to remit any shares of Class A Common Stock received as compensation for service on our Board of Directors to Liberty Holdco.
(5)The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(6)The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(7)Includes 19,669 shares of Class A Common Stock underlying RSU awards granted as compensation in respect of service on our Board of Directors that will vest, subject to Mr. Goff's continued service on our Board, within 60 days of the date hereof. John C. Goff is the record holder of 714,357 shares of Class A Common Stock, and as the sole board member of The Goff Family Foundation, and the sole trustee of the Goff Family Trust, which is the managing member of GFT Strategies, LLC and the sole shareholder of Goff Capital, Inc. and JCG 2016 Management, LLC, he may be deemed to beneficially own the shares of Class A Common Stock held of record by those entities.
(8)Includes 11,043 shares of Class A Common Stock underlying RSU awards granted as compensation in respect of service on our Board of Directors that will vest, subject to continued service on our Board, within 60 days of the date hereof.
(9)Includes 13,999 shares of Class A Common Stock underlying RSU awards that will vest, subject to continued employment, within 60 days of the date hereof.
(10)Ms. Brown is a director designee of Liberty Mutual Foundation pursuant to the Specified Rights Agreement and Liberty Mutual Foundation may be deemed to have beneficial ownership of the shares held directly by Ms. Brown.
(11)Includes 7,362 shares of Class A Common Stock underlying RSU awards granted as compensation in respect of service on our Board of Directors that will vest, subject to continued service on our Board, within 60 days of the date hereof.
*     less than 1%

Equity Compensation Plan Information

The following table provides information with respect to the shares of our Class A Common Stock that may be issued under our existing equity compensation plans as of December 31, 2025.

Plan Category	Number of shares of Class A Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of shares of Class A Common Stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Crescent Energy Company 2021 Equity Incentive Plan	1,062,422	$—	5,674,805
Equity compensation plans not approved by shareholders
Crescent Energy Company 2021 Manager Incentive Plan (1)	18,954,130⁽²⁾	$—	—
Total	20,016,552	$—	5,674,805

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
(2)The amount reported in this row represents the maximum number of shares issuable in respect of the Incentive Compensation. The exact number of shares of Class A Common Stock covered by the Incentive Compensation will not be determinable until the Incentive Compensation vests and is settled. However, the number of shares issuable in respect of the Incentive Compensation is limited by the number of shares available for issuance under the Manager Incentive Plan, which was equal to 18,954,130 as of December 31, 2025. If the performance goals applicable to the Incentive Compensation became earned at target performance as of December 31, 2025, 28,508,063 shares of Class A Common Stock would have become earned. If the Incentive Compensation became earned at a level in excess of the Class A Common Stock reserved for issuance under the Manager Incentive Plan, such excess would be settled in cash. For more information on the Incentive Compensation see the narrative disclosure following this table and the disclosure included elsewhere under the headings “Items 1 and 2. Business and Properties—Management Agreement.”

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

Management Agreement

Crescent Energy Company has a management agreement with the Manager. Pursuant to the Management Agreement, the Manager provides the Company with members of its senior executive management team and certain management services. The Management Agreement has a term of three years that began in 2021 and was automatically renewed in December 2024 for an additional three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter, unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $78.5 million per annum ("Manager Compensation"), as of December 31, 2025, which is included in General administrative expenses on our consolidated statements of operations. As the Company's business and assets expand, the Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures for more information. During the year ended December 31, 2025, we recorded General and administrative expense of $67.5 million and concurrently made cash distributions of $8.8 million to our redeemable noncontrolling interests. After the Corporate Simplification, there are no longer any outstanding redeemable noncontrolling interests in OpCo, and as such, we will no longer make cash distributions to holders of redeemable noncontrolling interests. At December 31, 2024, we reduced redeemable noncontrolling interests by $4.5 million for the OpCo distribution declaration to redeemable noncontrolling interests that was paid during the first quarter of 2025. At December 31, 2025, we had $19.6 million, included within Accounts payable - affiliates on the consolidated balance sheets for Crescent Energy Company's fee associated with the Manager Compensation.

Additionally, the Manager is entitled to receive incentive compensation ("Incentive Compensation") under which the Manager is targeted to receive 10% of our outstanding Class A Common Stock based on the achievement of certain performance-based measures. The Incentive Compensation consists of five tranches that settle over a five-year period beginning in 2024, and each tranche relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. During the year ended December 31, 2025, we recorded non-cash general and administrative expense of $229.8 million related to the Incentive Compensation. See "Notes to Consolidated Financial Statements—NOTE 13 – Equity-Based Compensation Awards" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds ("KKR Funds") pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements ("MSA") with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a quarterly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of December 31, 2025, we had a related party receivable of $1.2 million included within Accounts receivable – affiliates and a related party payable of $25.1 million included within Accounts payable – affiliates on our consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC

We may engage KCM, an affiliate of KKR Group, for capital market transactions including notes offerings, credit facility structuring and equity offerings. We paid $1.5 million in fees, discounts and commissions to KCM in connection with our debt and equity transactions during the year ended December 31, 2025.

Other Transactions

During the years ended December 31, 2025, 2024 and 2023, we made cash distributions of $8.7 million, $32.5 million and $57.1 million to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to Crescent Energy Company to pay dividends and income taxes. As a result of the Corporate Simplification, such pro rata distributions to holders of redeemable noncontrolling interests were eliminated. In addition, during the years ended December 31, 2025, 2024 and 2023, we reimbursed KKR $3.1 million, $2.4 million and $1.5 million for costs incurred on our behalf. At December 31, 2025 we had $0.7 million accrued within Accounts payable - affiliates for reimbursable costs.

We may be required to fund certain workover costs, and we will be required to fund plugging and abandonment costs related to producing assets held by Chama, an Investment in equity affiliates on our consolidated balance sheets. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. December 31, 2025 and 2024, we funded $11.9 million and $4.7 million, respectively, to Chama associated with the plugging and abandonment costs.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, Auditor Firm ID: 34.

Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP for the years ended December 31, 2025 and 2024 are presented in the following table.

	2025	2024
	(in thousands)
Audit fees	$4,066	$3,330
Audit-related fees	752	1,382
Tax fees	3,881	2,629
Total	$8,699	$7,341

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

2.5#
Fourth Amendment to Purchase and Sales Agreement, dated as of September 12, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.5 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

2.6#
Fifth Amendment to Purchase and Sales Agreement, dated as of October 30, 2024, by and among Mesquite Comanche Holdings, LLC, SN EF Maverick, LLC and Javelin EF L.P. (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025).

2.7#
Agreement and Plan of Merger, dated May 15, 2024, by and among Crescent Energy Company, Artemis Acquisition Holdings Inc., Artemis Merger Sub Inc., Artemis Merger Sub II LLC and SilverBow Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on May 16, 2024).

2.8#
Agreement and Plan of Merger, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc., Venus Merger Sub I Inc. and Merger Sub II LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2025).

2.9#
Membership Interest Purchase Agreement, dated December 3, 2024, by and between Crescent Energy Finance LLC, Crescent Energy Company, Ridgemar Energy Operating, LLC and Ridgemar (Eagle Ford) LLC. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2024).

2.10#
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

4.15
Fifth Supplemental Indenture, dated as of November 7, 2024 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025).

4.16
Sixth Supplemental Indenture, dated as of March 24, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

4.17
Seventh Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

Exhibit No.	Description
4.18*
Eighth Supplemental Indenture, dated as of December 15, 2025 among Vital Midstream Services, LLC, Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.

4.19
Indenture, dated as of March 26, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2024).

4.20
First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

4.21
Second Supplemental Indenture, dated as of November 7, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13 2024).

4.22
Third Supplemental Indenture, dated as of December 11, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13 2024).

4.23
Fourth Supplemental Indenture, dated as of March 24, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

4.24
Fifth Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

4.25*
Sixth Supplemental Indenture, dated as of December 15, 2025 among Vital Midstream Services, LLC, Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.

4.26
Indenture, dated as of June 14, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2024).

4.27
First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

4.28
Second Supplemental Indenture, dated as of September 9, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2024).

4.29
Third Supplemental Indenture, dated as of November 7, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025).

4.30
Fourth Supplemental Indenture, dated as of March 24, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

4.31
Fifth Supplemental Indenture, dated as of July 7, 2025 among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

4.32*
Sixth Supplemental Indenture, dated as of December 15, 2025 among Vital Midstream Services, LLC, Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.

4.33
Indenture, dated as of July 8, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 11, 2025).

4.34*
Sixth Supplemental Indenture, dated as of December 15, 2025 among Vital Midstream Services, LLC, Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee.

Exhibit No.	Description
4.35
Indenture, dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on July 16, 2021).

4.36
First Supplemental Indenture, dated December 5, 2023, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.37
Second Supplemental Indenture, dated December 12, 2025, among Vital Energy, Inc., the guarantors named therein, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.38
Third Supplemental Indenture, dated December 15, 2025, among Crescent Energy Finance, LLC, the guarantors named therein, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.39
Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on March 24, 2015).

4.40
Fifth Supplemental Indenture, dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on September 25, 2023).

4.41
Sixth Supplemental Indenture, dated December 12, 2025, among Vital Energy, Inc., the guarantors named therein, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.42
Seventh Supplemental Indenture, dated December 15, 2025, among Crescent Energy Finance, LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.43
Indenture, dated as of March 28, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on March 28, 2024).

4.44
First Supplemental Indenture, dated December 15, 2025, among Crescent Energy Finance, LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.45
Indenture, dated January 2, 2026, among Crescent Energy Finance LLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2026).

4.46
Indenture, dated January 2, 2026, among Crescent Energy Finance LLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2026).

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

Exhibit No.	Description
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

10.8†
Crescent Energy Company 2021 Manager Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

10.9†	Form of Manager Incentive Plan Award (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
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

10.12†
Second Amendment to the Crescent Energy Company 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

10.13†
Form of Equity Incentive Plan RSU Agreement - Director Form (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2022).

10.14†
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

10.18†	Indemnification Agreement (Todd Falk) (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
10.19†	Indemnification Agreement (Clay Rynd) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
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

Exhibit No.	Description
10.29†
Indemnification Agreement, dated May 5, 2025, by and between Crescent Energy Company and Conrad Langenhagen (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2025).

10.30†
Indemnification Agreement, dated June 2, 2025, by and between Crescent Energy Company and Jerome Hall (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).

10.31†
Indemnification Agreement (William E. .Albrecht) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

10.32†
Indemnification Agreement (Jarvis V. Hollingsworth) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

10.33
Credit Agreement, dated as of May 6, 2021, among Independence Energy Finance LLC, Wells Fargo, National Association, JP Morgan Chase Bank, N.A. and the lender parties thereto (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

10.34
First Amendment to Credit Agreement, dated as of September 24, 2021, among Independence Energy Finance LLC, Wells Fargo, National Association, and the lender parties thereto (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022).

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

Exhibit No.	Description
10.44
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

10.45
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

10.46
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

10.47*
Fourteenth Amendment to Credit Agreement, dated February 23, 2026, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto.

10.48*
Credit Agreement, dated February 23, 2026, by among Crescent Royalty Finance LLC, certain subsidiaries of Crescent Royalty Finance LLC, as guarantors, Wells Fargo Bank, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto.

10.49†
Second Amendment to the Crescent Energy Company 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2024).

10.50
Registration Rights Agreement, dated as of January 31, 2025, by and between Crescent Energy Company and Ridgemar Energy Operating, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with Securities and Exchange Commission on January 31, 2025).

10.51	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2025).
10.52
Voting and Support Agreement, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc. and PT Independence Energy Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

10.53
Voting and Support Agreement, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc. and Independence Energy Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

10.54
Form of Voting and Support Agreement, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc. and certain affiliates of John C. Goff (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

10.55*†	Form of Equity Incentive Plan PSU Agreement (Executive Officers).
19.1*	Crescent Energy Company Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Ryder Scott Company, LP. - Estimated Future Reserve and Income Attributable to Certain Leasehold and Royalty Interests.
23.3*	Consent of Ryder Scott Company, LP. - Vital Energy Merger.
23.4*	Consent of Ryder Scott Company, LP. - Diversified Non-Operated and Mineral Assets.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Crescent Energy Company Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2024).
99.1*	Report of Ryder Scott Company, LP. - Estimated Future Reserve and Income Attributable to Certain Leasehold and Royalty Interests.

Exhibit No.	Description
99.2*	Report of Ryder Scott Company, LP. - Vital Energy Merger.
99.3*	Report of Ryder Scott Company, LP. - Diversified Non-Operated and Mineral Assets.
101*	Interactive data files (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

CRESCENT ENERGY COMPANY
(Registrant)

/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2026.

/s/ David Rockecharlie	Chief Executive Officer and Director
David Rockecharlie	(Principal Executive Officer)

/s/ Brandi Kendall	Chief Financial Officer and Director
Brandi Kendall	(Principal Financial Officer)

/s/ Todd Falk	Chief Accounting Officer
Todd Falk	(Principal Accounting Officer)

/s/ John C. Goff	Chairman of the Board and Director
John C. Goff

/s/ Robert G. Gwin	Director
Robert G. Gwin

/s/ Claire S. Farley	Director
Claire S. Farley

/s/ Conrad V. Langenhagen	Director
Conrad V. Langenhagen

/s/ Ellis L. "Lon" McCain	Director
Ellis "Lon" McCain

/s/ Bevin Brown	Director
Bevin Brown

/s/ Karen Simon	Director
Karen Simon

/s/ Marcus C. Rowland	Director
Marcus C. Rowland

/s/ William Albrecht	Director
William Albrecht

/s/ Jarvis Hollingsworth	Director
Jarvis Hollingsworth