Form 10-Q
period 2026-06-30
Crescent Energy Co
filed 2026-08-03
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 31, 2026, there were approximately 330,403,696 shares outstanding of the registrant’s Class A common stock.

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

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, natural gas and natural gas liquids (“NGLs”) production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•commodity price volatility;
•our business strategy;
•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of our acquisitions, including our acquisition of Vital Energy, Inc. (“Vital” and such acquisition, the “Vital Energy Merger”);
•the risk that the Vital Energy Merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our Class A Common Stock (as defined below);
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
•political and economic conditions and events in the U.S. and in foreign oil, natural gas and NGL producing countries, including embargoes, political and regulatory changes implemented by the Trump Administration, continued hostilities in the Middle East, including the Israel-Hamas conflict and the conflict with Iran, and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions and developments in South America and in China and acts of terrorism or sabotage;
•changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including such changes that may be implemented by the Trump Administration and foreign governments;
•general economic conditions, including the impact of inflation, elevated interest rates and associated changes in monetary policy;
•the impact of central bank policy actions, including any changes in its policy priorities, and disruptions in the banking industry and in the capital markets;
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
•our ability to successfully execute our growth strategies and risks relating to managing our growth;
•impact of environmental, occupational health and safety, and other governmental regulations, and of current or pending legislation that may negatively impact the future production of oil and natural gas or drive the substitution of renewable forms of energy for oil and natural gas;
•federal and state regulations and laws, including the One Big Beautiful Bill Act (the “OBBBA”), the Inflation Reduction Act of 2022 (the “IRA 2022”) and any impact thereon by the OBBBA, the IRA 2022, taxes, tariffs and international trade, safety and the protection of the environment;
•our ability to predict and manage the effects of actions of the Organization of Petroleum Exporting Countries and its allies (“OPEC+”) and agreements to set and maintain production levels, including compliance with, changes to or departures from such arrangements, the effects of which may be exacerbated by the continued hostilities in the Middle East, including the conflict with Iran, and developments in Venezuela and other major oil-producing countries;
•information technology failures or cyberattacks;
•changes in tax laws and the impact of those changes on us;
•effects of competition; and
•seasonal weather conditions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability and cost of drilling and production equipment and services, project construction delays, environmental risks, drilling and other operating risks, lack of availability or capacity of midstream gathering and transportation infrastructure, regulatory changes, including the impact of tariffs and international trade, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, including restrictions due to elevated interest rates, the timing of development expenditures and the other risks described under “Risk Factors” in this Quarterly Report, in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.

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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$264,882	$10,157
Restricted cash	5,467	725,702
Accounts receivable, net	664,936	738,333
Accounts receivable – affiliates	3,899	4,501
Derivative assets – current	53,759	322,784
Prepaid expenses	49,642	46,309
Other current assets	60,027	13,271
Total current assets	1,102,612	1,861,057
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	14,132,507	13,264,097
Unproved	567,174	413,444
Oil and natural gas properties at cost, successful efforts method	14,699,681	13,677,541
Field and other property and equipment, at cost	177,134	157,031
Total property, plant and equipment	14,876,815	13,834,572
Less: accumulated depreciation, depletion, amortization and impairment	(4,245,505)	(3,558,601)
Property, plant and equipment, net	10,631,310	10,275,971
Derivative assets – noncurrent	22,024	2,829
Investments in equity affiliates	9,149	8,146
Deferred tax asset	73,086	143,706
Other assets	170,195	151,498
TOTAL ASSETS	$12,008,376	$12,443,207

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$977,199	$1,121,678
Accounts payable – affiliates	20,814	46,279
Derivative liabilities – current	28,345	—
Financing lease obligations – current	4,225	4,860
Other current liabilities	136,752	86,603
Total current liabilities	1,167,335	1,259,420
Long-term debt	5,166,022	5,524,128
Derivative liabilities – noncurrent	9,854	13,421
Asset retirement obligations	379,933	383,057
Deferred tax liability	15,127	11,671
Financing lease obligations – noncurrent	1,435	3,228
Other liabilities	109,081	82,847
Total liabilities	6,848,787	7,277,772
Commitments and contingencies (Note 9)
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 337,536,206 and 334,979,293 shares issued, 330,345,624 and 327,900,272 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	33	33
Class B common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost; 7,190,582 and 7,079,021 shares of Class A common stock as of June 30, 2026 and December 31, 2025, respectively	(72,441)	(71,054)
Additional paid-in capital	5,191,073	5,228,928
Retained earnings (accumulated deficit)	33,287	—
Noncontrolling interests	7,637	7,528
Total equity	5,159,589	5,165,435
TOTAL LIABILITIES AND EQUITY	$12,008,376	$12,443,207

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Oil	$1,226,826	$602,488	$2,120,146	$1,222,147
Natural gas	33,776	159,001	192,141	346,441
Natural gas liquids	129,371	98,142	254,478	205,717
Midstream and other	4,981	38,352	11,019	73,851
Total revenues	1,394,954	897,983	2,577,784	1,848,156
Expenses:
Lease and asset operating expense	207,122	180,465	441,278	372,469
Workover expense	32,905	19,360	63,245	35,381
Gathering, processing and transportation	94,479	106,074	196,554	211,362
Production and other taxes	69,008	55,105	124,707	115,487
Depreciation, depletion and amortization	358,004	297,056	712,129	579,629
Impairment of oil and natural gas properties	—	2,985	—	48,632
Exploration expense	366	5,574	6,885	5,880
Midstream and other operating expense	4,158	29,027	10,904	58,843
General and administrative expense	61,494	124,612	124,294	181,382
(Gain) loss on sale of assets	(13,568)	(1,910)	(10,690)	(12,772)
Total expenses	813,968	818,348	1,669,306	1,596,293
Income (loss) from operations	580,986	79,635	908,478	251,863
Other income (expense):
Gain (loss) on derivatives	181,883	198,585	(524,708)	107,557
Interest expense	(99,823)	(75,219)	(204,397)	(148,400)
Loss from extinguishment of debt	—	—	(17,397)	—
Other income (expense)	471	115	144	231
Income (loss) from equity affiliates	107	439	56	831
Total other income (expense)	82,638	123,920	(746,302)	(39,781)
Income (loss) before taxes	663,624	203,555	162,176	212,082
Income tax benefit (expense)	(169,920)	(41,057)	(87,648)	(43,670)
Net income (loss)	493,704	162,498	74,528	168,412
Less: net (income) loss attributable to noncontrolling interests	(939)	(1,299)	(1,610)	(3,288)
Less: net (income) loss attributable to redeemable noncontrolling interests	—	(7,978)	—	(14,050)
Net income (loss) attributable to Crescent Energy	$492,765	$153,221	$72,918	$151,074
Net income (loss) per share:
Class A common stock – basic	$1.49	$0.61	$0.22	$0.68
Class A common stock – diluted	$1.30	$0.60	$0.21	$0.67
Class B common stock – basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	330,283	253,174	329,283	222,405
Class A common stock – diluted	381,751	255,447	366,832	225,285
Class B common stock – basic and diluted	—	2,077	—	33,494

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	187,071	$19	65,948	$7	1	$—	2,434	$(32,430)	$3,227,450	$(64,751)	$9,336	$3,139,631
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,150)	1,989	(161)
Distributions	—	—	—	—	—	—	—	—	—	—	(1,756)	(1,756)
Dividends	—	—	—	—	—	—	—	—	(23,457)	—	—	(23,457)
Equity-based compensation	—	—	—	—	—	—	—	—	19,398	—	193	19,591
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(5,474)	—	—	(5,474)
Change in equity associated with the 2025 Class A Redemption	2,949	—	(2,949)	—	—	—	—	—	34,096	—	—	34,096
Changes in equity associated with the Ridgemar Acquisition	5,455	1	—	—	—	—	—	—	108,048	—	—	108,049
Repurchases of Class A common stock	(503)	—	—	—	—	—	503	(5,312)	—	—	—	(5,312)
Balance at March 31, 2025	194,972	$20	62,999	$7	1	$—	2,937	$(37,742)	$3,360,061	$(66,901)	$9,762	$3,265,207
Net income (loss)	—	—	—	—	—	—	—	—	—	153,221	1,299	154,520
Distributions	—	—	—	—	—	—	—	—	—	—	(306)	(306)
Dividends	—	—	—	—	—	—	—	—	—	(30,554)	—	(30,554)
Equity-based compensation	217	—	—	—	—	—	32	(358)	93,075	—	195	92,912
Change in deferred taxes related to basis in OpCo	—	—	—	—	—	—	—	—	(131,397)	—	—	(131,397)
Changes in equity associated with the Corporate Simplification	62,999	6	(62,999)	(7)	—	—	—	—	1,176,669	—	—	1,176,668
Cash distributions on behalf of former redeemable noncontrolling interest holders related to income taxes	—	—					—	—	(165)	—	—	(165)
Repurchases of Class A common stock	(3,573)	—	—	—	—	—	3,573	(28,158)	—	—	—	(28,158)
Other	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Balance at June 30, 2025	254,615	$26	—	$—	1	$—	6,542	$(66,258)	$4,498,240	$55,766	$10,950	$4,498,724

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2026	327,900	$33	—	$—	1	$—	7,079	$(71,054)	$5,228,928	$—	$7,528	$5,165,435
Net income (loss)	—	—	—	—	—	—	—	—	—	(419,847)	671	(419,176)
Distributions	—	—	—	—	—	—	—	—	—	—	(757)	(757)
Dividends	—	—	—	—	—	—	—	—	(39,348)	—	—	(39,348)
Equity-based compensation	2,094	—	—	—	—	—	1	(8)	23,429	—	—	23,421
Changes in equity associated with 2031 Convertible Notes capped call, net of tax impact	—	—	—	—	—	—	—	—	(44,257)	—	—	(44,257)
Other	—	—	—	—	—	—	—	—	1,129	—	—	1,129
Balance at March 31, 2026	329,994	$33	—	$—	1	$—	7,080	$(71,062)	$5,169,881	$(419,847)	$7,442	$4,686,447
Net income (loss)	—	—	—	—	—	—	—	—	—	492,765	939	493,704
Distributions	—	—	—	—	—	—	—	—	—	—	(744)	(744)
Dividends	—	—	—	—	—	—	—	—	—	(39,631)	—	(39,631)
Equity-based compensation	351	—	—	—	—	—	111	(1,379)	21,280	—	—	19,901
Other	—	—	—	—	—	—	—	—	(88)	—	—	(88)
Balance at June 30, 2026	330,345	$33	—	$—	1	$—	7,191	$(72,441)	$5,191,073	$33,287	$7,637	$5,159,589

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$74,528	$168,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	712,129	579,629
Impairment expense	—	48,632
Deferred tax expense (benefit)	86,469	26,184
(Gain) loss on derivatives	524,708	(107,557)
Net cash (paid) received on settlement of derivatives	(343,169)	9,195
Non-cash equity-based compensation expense	44,709	119,493
Amortization of debt issuance costs, premium and discount	8,233	7,541
Loss from debt extinguishment	17,397	—
(Gain) loss on sale of oil and natural gas properties	(10,690)	(12,772)
Settlement of acquired derivative contracts	122,632	34,895
Other	(13,410)	(15,814)
Changes in operating assets and liabilities	(107,557)	(21,758)
Net cash provided by operating activities	1,115,979	836,080
Cash flows from investing activities:
Development of oil and natural gas properties	(651,334)	(476,052)
Acquisitions of oil and natural gas properties, net of cash acquired	(354,423)	(884,366)
Proceeds from the sale of oil and natural gas properties	12,756	91,372
Purchases of restricted investment securities – HTM	(14,543)	(8,969)
Maturities of restricted investment securities – HTM	14,577	8,904
Other	(10,683)	—
Net cash used in investing activities	(1,003,650)	(1,269,111)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	671,025	—
2031 Convertible Notes capped call	(56,649)	—
Repurchase of Senior Notes, including extinguishment costs	(551,258)	—
Revolving Credit Facility borrowings	2,255,500	1,783,000
Revolving Credit Facility repayments	(3,028,148)	(1,459,500)
CRF Credit Facility borrowings	230,000	—
Proceeds from issuance of CRF Term Loan	135,000	—
Repayments of CRF Term Loan	(89,500)	—
Payment of debt issuance costs	(9,682)	(1,777)
Settlement of Ridgemar contingent earn-out consideration	(18,718)	—
Dividends	(78,979)	(54,011)
Distributions to redeemable noncontrolling interests	—	(16,587)
Repurchase of noncontrolling interest	(32,196)	—
Noncontrolling interest distributions	(1,501)	(2,062)
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(1,386)	—
Repurchases of Class A common stock	—	(33,828)
Other	—	(1,855)
Net cash provided by (used in) financing activities	(576,492)	213,380
Net change in cash, cash equivalents and restricted cash	(464,163)	(219,651)
Cash, cash equivalents and restricted cash, beginning of period	753,310	240,908
Cash, cash equivalents and restricted cash, end of period	$289,147	$21,257
The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.)

Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” “Crescent” and the “Company” or similar expressions refer to Crescent Energy Company (“CEC”) and its subsidiaries.
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

Corporate Structure

Our Class A common stock, par value $0.0001 per share (“Class A Common Stock”), is listed on the New York Stock Exchange (“NYSE”) under the symbol “CRGY”. CEC is a holding company that conducts all of its business operations through its subsidiaries, including Crescent Energy OpCo LLC (“OpCo”) and its subsidiaries. An affiliate of KKR & Co. Inc. (together with its subsidiaries, the “KKR Group”) is the sole holder of Crescent’s non-economic Series I preferred stock, par value $0.0001 per share, which entitles the holder thereof to appoint the Board of Directors of CEC (our “Board of Directors”) and to certain other approval rights.

Corporate Simplification

In April 2025, we announced that our corporate structure had been simplified through the elimination of the Company’s Up-C structure through the exercise by the holders of all then-remaining shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), of their redemption rights with respect to all of their OpCo Units (the “Corporate Simplification”). Prior to the Corporate Simplification and elimination of the Company’s Up-C structure, holders of Crescent’s then-outstanding Class B Common Stock (which had voting, but no economic, rights with respect to Crescent) held a corresponding number of economic, non-voting units of OpCo (“OpCo Units”), which were generally redeemable or exchangeable for Class A Common Stock or, at our election, cash on the terms and conditions set forth in OpCo’s Amended and Restated Limited Liability Company Agreement. Pursuant to the aforementioned exercise of redemption rights in the Corporate Simplification, all OpCo Units (other than those held by Crescent) were exchanged for an equivalent number of shares of Class A Common Stock and all outstanding shares of Class B Common Stock were cancelled. As a result of the Corporate Simplification, all of the Company’s common stockholders now hold Class A Common Stock. See NOTE 11 – Related Party Transactions for more information.

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P. (“Aggregator”), the entity through which certain private investors in affiliated KKR entities hold their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the “2025 Class A Redemption”). The shares of Class A Common Stock were sold by Aggregator at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the 2025 Class A Redemption.

As a result of the 2025 Class A Redemption and the Corporate Simplification, the total number of shares of our Class A Common Stock increased by 65.9 million shares with a corresponding decrease in the number of shares of our Class B Common Stock, and redeemable noncontrolling interests decreased by $1,210.8 million, while Additional paid-in capital (“APIC”) increased by $1,210.8 million.

Treasury Stock

Our Board of Directors authorized a stock repurchase program in March 2024 with an approved limit of $150.0 million and a two-year term. In February 2026, our Board of Directors extended the stock repurchase program indefinitely and increased the approved limit to $400.0 million. We may repurchase shares of our Class A Common Stock under such program. Such repurchases may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to repurchases of our Class A Common Stock pursuant to our stock repurchase program.

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction to equity on our condensed consolidated balance sheets. For the three and six months ended June 30, 2025, we repurchased 3.6 million and 4.1 million shares of our Class A Common Stock for $28.2 million and $33.5 million, at an average price of $7.88 and $8.21 per share, respectively (the “2025 Class A Repurchases”). In connection therewith, we cancelled a corresponding number of OpCo Units held by us. After the 2025 Class A Repurchases, the remaining amount under the plan (as re-authorized in February 2026) is approximately $336.0 million as of June 30, 2026.

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

CEC is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which is wholly owned by CEC, and (ii) Crescent Energy Finance LLC (“CEF”) and Crescent Royalty Finance LLC (“CRF”), each of which is wholly owned by OpCo. OpCo has no material operations, cash flows, assets or liabilities other than its investments in CEF and CRF. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities, except for certain parent company items held by CEC such as current and deferred taxes, CEC’s 2031 Convertible Notes (as defined within NOTE 7 – Debt), and certain liabilities under the Management Agreement (as defined within NOTE 11 – Related Party Transactions).

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash presented on our balance sheets to amounts shown in our condensed consolidated statements of cash flows:

	As of June 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$264,882	$3,054
Restricted cash – current	5,467	3,840
Restricted cash – noncurrent	18,798	14,363
Total cash, cash equivalents and restricted cash	$289,147	$21,257

Income Taxes

CEC is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three and six months ended June 30, 2026, we recognized income tax expense of $169.9 million and $87.6 million for an effective tax rate of 25.6% and 54.0%, respectively. For the three and six months ended June 30, 2025, we recognized income tax expense of $41.1 million and of $43.7 million for an effective tax rate of 20.2% and 20.6%, respectively.

For the six months ended June 30, 2026, the effect of various discrete period tax items was a net tax expense of $46.7 million. Significant discrete items included permanent differences recognized in connection with the vesting of the performance stock units granted to our Manager (“Manager PSUs”). Excluding discrete items, our effective tax rate was 25.3% during the six months ended June 30, 2026. There were no significant discrete tax items affecting our effective tax rate for the three and six months ended June 30, 2025.

In addition to increasing our effective tax rate, the Corporate Simplification and the 2025 Class A Redemption increased our Deferred tax liability by $136.9 million with an offsetting decrease in APIC on the condensed consolidated balance sheets.

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

We have U.S. federal net operating loss (“NOL”) carryforwards and recognized built-in-loss (“RBIL”) property that are subject to limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”). Pursuant to Sections 382 and 383 of the IRC, utilization of our NOL and RBIL carryforwards is subject to an annual limitation. These annual limitations may result in the expiration of U.S. federal NOL and RBIL carryforwards prior to utilization. Accordingly, we have maintained a valuation allowance related to U.S. federal NOL and RBIL carryforwards that we do not believe are recoverable due to these limitations under Section 382 of the IRC.

As of June 30, 2026 and December 31, 2025, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$212,263	$145,342
Income tax payments (refunds)	391	7,279
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$204,269	$173,208
Equity consideration for acquisitions	—	82,145
Vital purchase price allocation adjustment	13,528	—
Right-of-use assets obtained in exchange for leases	60,769	5,350
NOTE 3 – Acquisitions and Divestitures

Acquisitions

Vital Energy Merger

In December 2025, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated August 24, 2025 (the “Vital Energy Merger Agreement”) (the transactions contemplated within the Vital Energy Merger Agreement, the “Vital Energy Merger”), between CEC, Venus Merger Sub I Inc., Venus Merger Sub II LLC and Vital. The Vital Energy Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with Crescent being identified as the accounting acquirer.

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

Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Vital’s assets and liabilities. We expect to complete the purchase price allocation during the 12-month period following the acquisition date of the Vital Energy Merger. During the six months ended June 30, 2026, we adjusted the preliminary purchase price for the Vital Energy Merger to reflect certain post-closing adjustments, which included an increase to Oil and gas properties - proved of $12.7 million, an increase to Oil and gas properties - unproved of $0.8 million, a decrease to Accounts receivable, net of $2.8 million, a decrease to Prepaid expenses of $0.3 million, an increase to the Accounts payable and accrued liabilities of $1.8 million, and an increase to Other current liabilities of $8.6 million on the condensed consolidated balance sheet.

Crescent issued 73.3 million shares of Class A Common Stock in the Vital Energy Merger and paid $3.7 million in cash to settle outstanding Vital equity awards.

We reorganized our business as a result of the integration of the assets acquired in the Vital Energy Merger, our acquisition of SilverBow Resources, Inc. (the “SilverBow Merger”) and certain divestitures, which included one-time termination costs and exit costs for the closure of certain legacy corporate offices. As of June 30, 2026, we expected the total amount of one-time employee termination benefits incurred to be $62.7 million and lease termination and other costs of $16.4 million, respectively. The following is a reconciliation of our restructuring liability, which is included within Accounts payable and accrued liabilities on the consolidated balance sheets.

	One-time employee termination benefits	Lease termination and other costs	Total
	(in thousands)
December 31, 2025	$52,166	$9,153	$61,319
Costs incurred and charged to expense	—	15	15
Costs paid	(44,919)	(8,295)	(53,214)
June 30, 2026	$7,247	$873	$8,120

Ridgemar Acquisition

On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”) for $807.2 million in cash and 5.5 million shares of our Class A Common Stock (the “Ridgemar Acquisition”). We accounted for the Ridgemar Acquisition as an asset acquisition. In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027 (collectively, the “Ridgemar Contingent Consideration”). See NOTE 4 – Derivatives - Ridgemar Contingent Consideration.

Other Acquisitions

Minerals Acquisitions

In February 2026, we acquired a portfolio of mineral and royalty interests located in the Eagle Ford from unrelated third-parties for an aggregate consideration of approximately $309.9 million, including transaction costs and certain customary purchase price adjustments (the “February 2026 Minerals Acquisition”).

In January 2026, we acquired a portfolio of mineral and royalty interests located in the Eagle Ford from unrelated third-parties for an aggregate consideration of approximately $47.9 million, including transaction costs and certain customary purchase price adjustments (the “January 2026 Minerals Acquisition” and together with the February 2026 Minerals Acquisition, the “2026 Minerals Acquisitions”).

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, including transaction costs and certain customary purchase price adjustments (collectively with the 2026 Minerals Acquisitions, the “Minerals Acquisitions”).

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

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our acquisitions during 2026 and 2025 that impact the periods presented:

	Asset Acquisitions					Business Combination
Acquisition period	2026			2025		2025
	January 2026 Minerals Acquisition	February 2026 Minerals Acquisition	2025 Minerals Acquisition	Ridgemar Acquisition	Webb Gas Acquisition	Vital Energy Merger
	(in thousands)
Consideration transferred:
Cash consideration:
Cash	$47,660	$307,599	$67,369	$807,247	$21,204	$—
Settlement of Equity Awards in cash				—		3,693
Equity consideration:
Fair value of Class A Common Stock issued	—	—	—	82,145	—	640,982
Settlement of Equity Awards in Class A Common Stock	—	—	—	—	—	7,557
Fair value of contingent earn-out consideration	—	—	—	51,746	—	—
Transaction costs capitalized	224	2,255	490	18,484	—	—
Total	$47,884	$309,854	$67,859	$959,622	$21,204	$652,232
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$—	$—	$122,923
Accounts receivable, net	—	—	—	1,150	—	276,882
Derivative assets – current	—	—	—	—	—	184,247
Prepaid expenses	—	—	—	—	—	25,559
Oil and natural gas properties - proved	23,189	169,735	57,200	988,758	21,204	2,220,703
Oil and natural gas properties - unproved	24,695	140,119	11,044	—	—	137,846
Field and other property and equipment	—	—	—	3,240	—	50,156
Derivative assets – noncurrent	—	—	—	—	—	2,471
Deferred tax asset	—	—		—		695,291
Other assets	—	—	—	—	—	62,847
Accounts payable and accrued liabilities	—	—	(385)	(9,565)	—	(423,031)
Other current liabilities	—	—	—	(573)	—	(39,046)
Long-term debt	—	—	—	—	—	(2,490,578)
Derivative liabilities – noncurrent	—	—		—		(7,329)
Asset retirement obligations	—	—	—	(22,855)	—	(127,821)
Other liabilities	—	—	—	(533)	—	(38,888)
Net assets acquired	$47,884	$309,854	$67,859	$959,622	$21,204	$652,232

Supplemental Pro Forma Information (Unaudited)

The following table summarizes our unaudited pro forma financial information for the six months ended June 30, 2025 as if the Vital Energy Merger occurred on January 1, 2025:

Six Months Ended June 30, 2025
(in thousands)
Revenues	$2,789,962
Net income	(261,842)

Divestitures

During 2025, we sold non-core assets as part of our 2025 non-core asset divestiture program for total consideration in excess of $900.0 million. During the three and six months ended June 30, 2026, we received $11.5 million in additional net cash proceeds and recorded a gain of $13.6 million as part of the customary purchase price adjustments.

During the six months ended June 30, 2026, we sold additional non-core assets to unrelated third-party buyers for $1.2 million in aggregate net cash proceeds and recorded a loss of $2.9 million.

During the six months ended June 30, 2025, we sold non-core assets to unrelated third-party buyers for $11.1 million in aggregate net cash proceeds and recorded a gain of $1.9 million and $12.8 million on the sale of such assets for the three and six months ended June 30, 2025, respectively.
NOTE 4 – Derivatives

In the normal course of business we are exposed to certain risks, including changes in the prices of oil, natural gas and NGLs which may impact the cash flows associated with the sale of our future oil and natural gas production. We enter into derivative contracts with lenders under our reserves-based revolving credit facility, by and among CEF, as borrower, and Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer (as amended, restated or otherwise modified to date, the “Revolving Credit Facility”) that consist of either a single derivative instrument or a combination of instruments to manage our exposure to these risks.

As of June 30, 2026, our commodity derivative instruments consisted of fixed price and basis swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of June 30, 2026:

Production Period	Volumes	Weighted Average Fixed Price
	(in thousands)
Crude oil swaps – WTI (Bbls):
2026	10,552	$64.64
2027	5,490	$62.40
2027 (1)	4,563	$73.92
Crude oil two-way collars – WTI (Bbls):
2026	1,012	$60.36		-	$70.16
Crude oil three-way collars – WTI (Bbls):
2026	3,036	$48.00	-	$60.61	-	$74.98
2027	3,991	$47.66	-	$60.91	-	$75.21
2027 (2)	460	$45.00	-	$60.00	-	$70.00
Crude oil two-way collars – Brent (Bbls):
2026	92	$60.00		-	$82.00
Natural gas swaps (MMBtu):
2026	45,540	$4.01
2027	7,300	$4.21
2027 (3)	18,250	$4.19
Natural gas two-way collars (MMBtu):
2026	20,240	$3.04		-	$4.74
Crude oil basis swaps (Bbls):
2026	10,856	$1.34
2027	2,459	$1.75
Natural gas basis swaps (MMBtu):
2026	49,680	$(0.43)
2027	91,250	$(0.42)
Calendar Month Average roll swaps (Bbls):
2026	11,040	$0.56
Natural gas fixed index swaps – Waha (MMBtu):
2026	27,968	$2.41
2027	43,800	$2.69

(1)     Represents outstanding crude oil swap options exercisable by the counterparty until December 2026 and June 2027.
(2)     Represents outstanding crude oil three-way collar options exercisable by the counterparty until June 2027.
(3)     Represents outstanding natural gas swap options exercisable by the counterparty until December 2026.

Ridgemar Contingent Consideration: The former owners of Ridgemar are entitled to receive contingent consideration payments from us if the daily average price of NYMEX WTI crude oil exceeds certain thresholds during specified quarterly periods. For each quarterly period in 2026, we will be required to pay $15.0 million if the average WTI price for the quarter is equal to or greater than $70 per barrel, and an additional $15.0 million if the average price equals or exceeds $75 per barrel. For each quarterly period in 2027, we will be required to pay $12.5 million if the average price of NYMEX WTI crude oil for the quarter equals or exceeds $70 per barrel. The fair value of the Ridgemar Contingent Consideration is determined by a third-party valuation specialist using a Monte Carlo simulation. The significant inputs used in the valuation are the NYMEX WTI forward price curve, mean reversion rate, and volatility. We determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. Contingent earn-out consideration is included in Other current liabilities and Other liabilities on the condensed consolidated balance sheets. The average WTI price exceeded the applicable thresholds of $70 per barrel for the first quarter of 2026 and $75 per barrel for the second quarter of 2026. Accordingly, we made payments totaling $45.0 million during the six months ended June 30, 2026.

Vital Contingent Consideration: As part of the Vital Energy Merger, we acquired a contingent consideration arrangement in which we are entitled to receive contingent consideration payments from a third party if certain performance conditions are met related to certain assets previously sold by Vital (the “Vital Contingent Consideration”). We are entitled to up to $9.0 million in 2026, and $58.6 million in 2027 if certain performance conditions are met within those periods. The fair value of the Vital Contingent Consideration is determined by a third-party valuation specialist using a Monte Carlo simulation. The significant inputs used in the valuation include Crescent’s internally developed cash flow projections for the underlying assets and a risk-adjusted discount rate, which is developed by the third-party valuation specialist based on market participant assumptions and prevailing market conditions. We determined that these Level 3 fair value inputs are primarily based on unobservable inputs. As of December 31, 2025, contingent earn-out consideration is included in Other assets, and as of June 30, 2026, it is included in Other assets - current on the condensed consolidated balance sheets.

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association (“ISDA”) master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts and contingent earn-out consideration as of June 30, 2026 and December 31, 2025:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
June 30, 2026
Assets:
Derivative assets – current	$139,036	$(85,277)	$53,759
Other assets – current	35,679	—	35,679
Derivative assets – noncurrent	39,251	(17,227)	22,024
Total assets	$213,966	$(102,504)	$111,462
Liabilities:
Derivative liabilities – current	$(113,622)	$85,277	$(28,345)
Other current liabilities	(46,928)	—	(46,928)
Derivative liabilities – noncurrent	(27,081)	17,227	(9,854)
Other liabilities	(8,877)	—	(8,877)
Total liabilities	$(196,508)	$102,504	$(94,004)

December 31, 2025
Assets:
Derivative assets – current	$346,849	$(24,065)	$322,784
Derivative assets – noncurrent	22,875	(20,046)	2,829
Other assets	17,590	—	17,590
Total assets	$387,314	$(44,111)	$343,203
Liabilities:
Derivative liabilities – current	$(24,065)	$24,065	$—
Other current liabilities	(16,153)	—	(16,153)
Derivative liabilities – noncurrent	(33,467)	20,046	(13,421)
Other liabilities	(10,717)	—	(10,717)
Total liabilities	$(84,402)	$44,111	$(40,291)

See NOTE 5 – Fair Value Measurements for more information.

The amounts of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(295,630)	$27,394	$(386,809)	$23,040
Realized gain (loss) on natural gas positions	79,224	(6,947)	69,922	(12,103)
Realized gain (loss) on NGL positions	—	(454)	—	(1,742)
Realized gain (loss) on contingent earn-out consideration	(20,791)	—	(26,282)	—
Total realized gain (loss) on derivatives	(237,197)	19,993	(343,169)	9,195
Unrealized gain (loss) on commodity derivatives	429,864	168,217	(151,976)	87,498
Unrealized gain (loss) on contingent earn-out consideration	(10,784)	10,375	(29,563)	10,864
Total unrealized gain (loss) on derivatives	419,080	178,592	(181,539)	98,362
Gain (loss) on derivatives	$181,883	$198,585	$(524,708)	$107,557

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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2026
Financial assets:
Derivative assets	$—	$178,287	$—	$178,287
Vital contingent earn-out consideration	—	—	35,679	35,679
Financial liabilities:
Derivative liabilities	$—	$(140,703)	$—	$(140,703)
Ridgemar contingent earn-out consideration	—	(55,805)	—	(55,805)
December 31, 2025
Financial assets:
Derivative assets	$—	$369,724	$—	$369,724
Vital contingent earn-out consideration	—	—	17,590	17,590
Financial liabilities:
Derivative liabilities	$—	$(57,532)	$—	$(57,532)
Ridgemar contingent earn-out consideration	—	(26,870)	—	(26,870)

As of June 30, 2026
(in thousands)
Rollforward of Recurring Level 3 Fair Value Measurements:
Beginning balance	$17,590
Unrealized gain (loss) on Vital contingent earn-out consideration	18,089
Ending balance	$35,679

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

Our other non-recurring fair value measurements include the estimates of the fair value of assets and liabilities acquired through business combinations. Our business combinations are accounted for using the acquisition method under GAAP, which requires all assets acquired and liabilities assumed in the acquisitions to be recorded at fair values at the acquisition date of each transaction. Oil and natural gas properties are valued based on an income approach using a discounted cash flow model utilizing Level 3 inputs, including internally generated development and production profiles and price and cost assumptions. Net derivative liabilities assumed in acquisitions are valued based on Level 2 inputs similar to the Company’s other commodity price derivatives. See NOTE 3 – Acquisitions and Divestitures.

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also have approximate fair value because the associated variable rates of interest are market based. The fair value of the Company’s outstanding senior notes (collectively, “Senior Notes”) as of June 30, 2026 and December 31, 2025 was approximately $5.0 billion and $4.7 billion, respectively, based on quoted market prices or Level 1 inputs.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$132,275	$144,794
Accrued lease and asset operating expense	106,955	177,348
Accrued capital expenditures	162,093	164,739
Accrued general and administrative expense	29,125	86,964
Accrued gathering, processing and transportation expense	84,831	72,303
Accrued revenue and royalties payable	284,195	304,468
Accrued interest expense	118,130	130,816
Accrued severance taxes	38,500	22,449
Other	21,095	17,797
Total accounts payable and accrued liabilities	$977,199	$1,121,678

NOTE 7 – Debt

Crescent Energy Company

Senior Notes

2031 Convertible Notes

In March 2026, we issued $690.0 million aggregate principal amount of 2.750% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”) at par. The 2031 Convertible Notes bear interest at an annual rate of 2.750%, which is payable on March 15 and September 15 of each year, beginning on September 15, 2026, and mature on March 15, 2031, unless earlier converted or redeemed or purchased by the Company. The net proceeds of the 2031 Convertible Notes were approximately $671.0 million after deducting the initial purchasers’ discount and offering expenses. The net proceeds of the 2031 Convertible Notes were used in part to redeem all of our outstanding 2028 Notes (as defined below) as discussed below.

Prior to December 15, 2030, the 2031 Convertible Notes are convertible only in certain circumstances and during specified periods. Thereafter, they are convertible at the noteholders’ election until shortly before the maturity date. Upon conversion, we may settle the conversions by paying or delivering, as applicable, in cash, shares of Class A Common Stock, or a combination thereof, at our election. The 2031 Convertible Notes have an initial conversion rate of 67.1456 shares of Class A Common Stock per each $1,000 principal amount, which represents an initial conversion price of approximately $14.89 per share of Class A Common Stock. In connection with the issuance of the 2031 Convertible Notes, we paid $56.6 million to enter into capped call transactions with certain financial institution counterparties designed to reduce potential dilution upon conversion of the 2031 Convertible Notes and/or offset cash payments in excess of the principal amount of the converted notes, in each case subject to the initial cap price of $22.48 per share of Class A Common Stock. The capped call transactions reduced APIC.
The 2031 Convertible Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with CEC’s, as the issuer of the 2031 Convertible Notes, senior unsecured indebtedness; (ii) senior in right of payment to the issuer’s indebtedness that is expressly subordinated to the 2031 Convertible Notes; and (iii) effectively subordinated to the issuer’s secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2031 Convertible Notes are not guaranteed by any of the Company’s subsidiaries, and the Company’s subsidiaries do not have any obligations under the 2031 Convertible Notes. Because the 2031 Convertible Notes are not guaranteed by any of the Company’s subsidiaries, the 2031 Convertible Notes are structurally subordinated to all indebtedness and other liabilities, including the Revolving Credit Facility, the CRF Credit Facility (as defined below), other series of our Senior Notes, trade payables and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
Crescent Energy Finance LLC
Senior Notes
2028 Notes

At December 31, 2025, we had $500.0 million outstanding aggregate principal amount of 9.250% senior notes due 2028 (the “2028 Notes”). In March 2026, we elected to redeem all of the remaining 2028 Notes (the “2028 Notes Redemption”), at a price of 102.3125%. As a result of the 2028 Notes Redemption, we incurred a loss on the extinguishment of debt of approximately $17.0 million, including $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums.

2029 Notes

At December 31, 2025, we had $298.2 million outstanding aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Notes”). In March 2026, we repurchased $39.1 million of our outstanding 2029 Notes in open market transactions, at an average price of 101.014%. As a result of the repurchases, we incurred a loss on the extinguishment of debt of approximately $0.4 million. In July 2026, we elected to redeem all of the remaining 2029 Notes (the “2029 Notes Redemption”) at a redemption price equal to 100.000% of the outstanding principal amount, or $258.7 million, plus accrued and unpaid interest to, but excluding, the redemption date.

Revolving Credit Facility

Overview

We are party to a senior secured reserve-based revolving credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto.
On May 18, 2026, we entered into the Fifteenth Amendment (the “CEF Credit Agreement Amendment”) to the credit agreement governing our Revolving Credit Facility. Among other things, the CEF Credit Agreement Amendment (i) decreased our borrowing base from $3.9 billion to $3.5 billion, which constitutes the April 1, 2026 scheduled redetermination, (ii) extended our maturity date from October 22, 2030 to May 19, 2031 and (iii) provided that the incurrence of up to $600.0 million of certain additional indebtedness during the period beginning on May 18, 2026 and ending on the scheduled redetermination date for the October 1, 2026 scheduled redetermination will be excluded from the requirement for the borrowing base to be reduced by 0.25x of the principal amount of such new debt incurrences, so long as such debt is incurred during such period and does not exceed the $600.0 million aggregate threshold. The CEF Credit Agreement Amendment maintained the aggregate elected commitments at $2.0 billion.

Our Revolving Credit Facility matures on May 19, 2031, but contains terms that if certain conditions regarding our outstanding 2029 Notes or our 9.750% Senior Notes due 2030 exist 91 days prior to their stated maturity, it will mature on such date. At June 30, 2026, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for unused revolving commitments at June 30, 2026 is 0.375% per year and fees incurred are included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of December 31, 2025 was 5.56%. We had no borrowings outstanding under the Revolving Credit Facility at June 30, 2026.

Crescent Royalty Finance LLC

Crescent Royalty Finance Credit Facility

Overview

In February 2026, one of our subsidiaries, CRF, entered into a senior secured reserve-based revolving credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto (the “CRF Credit Facility”). The CRF Credit Facility provides for a $1.0 billion aggregate maximum credit amount senior secured reserve-based revolving credit facility, with an initial borrowing base and aggregate elected commitment amount of $365.0 million, consisting of $230.0 million under the revolving facility and a $135.0 million term loan (“CRF Term Loan”). As of June 30, 2026, $45.5 million remained outstanding under the CRF Term Loan. Revolving loans under the CRF Credit Facility mature on February 23, 2031, and initial term loans under the CRF Credit Facility mature on February 23, 2029. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1st and October 1st of each year.

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

Interest

Borrowings under the CRF Credit Facility bear interest at either (i) a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of CRF. The applicable margin and fee payable for the unused revolving commitments varies based upon CRF’s borrowing base utilization then in effect. The weighted average interest rates on the CRF Credit Facility and the CRF Term Loan amounts outstanding as of June 30, 2026 were 6.446% and 6.946%, respectively.

Covenants

The CRF Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity and commodity swap agreements, liens and other transactions without the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter, beginning with the fiscal quarter ending on June 30, 2026. The CRF Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. As of June 30, 2026, we were in compliance with each of the covenants under the CRF Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

Total Debt Outstanding

The following table summarizes our debt balances as of June 30, 2026 and December 31, 2025:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
June 30, 2026
Crescent Energy Company
2.750% Convertible Senior Notes due 2031	$690,000	$—	$—	3/15/2031
Less: Unamortized discount, premium and issuance costs	(18,606)
Crescent Energy Finance LLC
Revolving Credit Facility	—	16,625	3,500,000	5/19/2031
7.750% Senior Notes due 2029	258,678	—	—	7/31/2029
9.750% Senior Notes due 2030	302,149	—	—	10/15/2030
7.875% Senior Notes due 2032	1,000,000	—	—	4/15/2032
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
8.375% Senior Notes due 2034	600,000	—	—	1/15/2034
Less: Unamortized discount, premium and issuance costs	(40,060)
Crescent Royalty Finance LLC
CRF Term Loan	45,500	—	—	2/23/2029
CRF Credit Facility	230,000	—	$275,500 (1)	2/23/2031
Less: Unamortized discount, premium and issuance costs	(1,639)
Total long-term debt	$5,166,022

December 31, 2025
Crescent Energy Finance LLC
Revolving Credit Facility	$772,000	$16,625	$3,900,000	10/22/2030
9.250% Senior Notes due 2028	500,000	—	—	2/15/2028
7.750% Senior Notes due 2029	298,214	—	—	7/31/2029
9.750% Senior Notes due 2030	302,364	—	—	10/15/2030
7.875% Senior Notes due 2032	1,000,000	—	—	4/15/2032
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
8.375% Senior Notes due 2034	600,000	—	—	1/15/2034
Less: Unamortized discount, premium and issuance costs	(48,450)
Total long-term debt	$5,524,128

(1)     Represents the borrowing base as of June 30, 2026, consisting of a $230.0 million conforming borrowing base and a $45.5 million non-conforming borrowing base.

NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the six months ended June 30, 2026:

As of June 30, 2026
(in thousands)
Balance at beginning of period	$402,601
Additions	1,530
Retirements	(3,623)
Divestitures	(32)
Accretion expense	14,830
Balance at end of period	415,306
Less: current portion	(35,373)
Balance at end of period, noncurrent portion	$379,933

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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local regulations. Accordingly, no significant liability or loss associated with environmental remediation was recognized as of June 30, 2026.

NOTE 10 – Equity-Based Compensation Awards

Overview
We and certain of our subsidiaries have entered into incentive compensation award agreements to grant profits interests, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other incentive awards to our employees, our Manager, as defined within NOTE 11 – Related Party Transactions, and non-employee directors. The following table summarizes compensation cost we recognized in connection with our equity-based compensation awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity-based compensation expense:	(in thousands)
Liability-classified profits interest awards	$227	$300	$1,298	$713
Equity-classified profits interest awards	—	194	—	387
Equity-classified LTIP RSU awards	1,166	1,182	3,022	1,813
Equity-classified LTIP PSU awards	424	369	885	438
Equity-classified Manager PSUs	19,690	91,523	40,802	116,855
Total equity-based compensation expense	$21,507	$93,568	$46,007	$120,206
Tax benefit related to equity-based compensation awards	$792	$605	$6,209	$605

Our incentive compensation awards may contain certain service-based, performance-based, and market-based vesting conditions, which are further discussed below.

Equity-classified LTIP RSU Awards

During the three and six months ended June 30, 2026, we granted a total of 1.8 million equity-classified LTIP RSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. The grant date fair value was $12.73 per LTIP RSU. The LTIP RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to APIC on our condensed consolidated balance sheets. In addition, during the three and six months ended June 30, 2026, we had 0.4 million shares, net of tax withholding, related to outstanding LTIP RSU awards that vested.

Equity-classified LTIP PSU Awards

During the three and six months ended June 30, 2026, we granted a total of 0.5 million equity-classified LTIP PSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain officers and employees. Each LTIP PSU represents the right to receive one share of Class A Common Stock, on such LTIP PSUs performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. The grant date fair value was $22.75 per LTIP PSU. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to APIC on our condensed consolidated balance sheets.

Equity-classified Manager PSU Awards

In March 2026, the certification of the Company’s level of achievement with respect to the Target PSU (as defined below) for the first and second three-year performance period, or tranches, of the incentive compensation granted to the Manager under the Crescent Energy Company 2021 Manager Incentive Plan (the “Incentive Compensation”) was completed. As a result, such tranches were settled and the number of shares of our Class A Common Stock outstanding increased by 2.1 million shares accordingly. Additionally, the number of equity-classified PSU target shares of Class A Common Stock related to the Incentive Compensation increased by approximately 0.1 million shares for the six months ended June 30, 2026. We accounted for this increase as a change in estimate and recognized additional expense of $0.4 million and $2.4 million for the three and six months ended June 30, 2026, respectively. For more information on the Incentive Compensation, including the performance-based vesting criteria applicable thereto, see NOTE 11 – Related Party Transactions - Management Agreement.

NOTE 11 – Related Party Transactions

KKR Group

Management Agreement

Crescent Energy Company has a management agreement (the “Management Agreement”) with KKR Energy Assets Manager LLC (the “Manager”). Pursuant to the Management Agreement, the Manager provides the Company with members of its executive management team and certain management services. The Management Agreement has a term of three years, with automatic three-year renewals, unless the Company or the Manager elects not to renew the Management Agreement. The current term automatically renewed in December 2024 for an additional three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter, unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $78.5 million per annum (“Manager Compensation”), as of June 30, 2026, which is included in General and administrative expenses on our condensed consolidated statements of operations. As the Company’s business and assets expand, Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures for more information.

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

During the three and six months ended June 30, 2026, we recorded General and administrative expense of $19.6 million and $39.2 million, respectively, related to the Manager Compensation. After the Corporate Simplification, there are no longer any outstanding redeemable noncontrolling interests in OpCo, and as such, we no longer make cash distributions to the holders of redeemable noncontrolling interests. During the three and six months ended June 30, 2025, we recorded General and administrative expense of $17.3 million and $30.5 million, respectively, related to the Manager Compensation and made cash distributions of $4.2 million and $8.8 million, respectively, to our redeemable noncontrolling interests related to the Management Agreement. At both June 30, 2026 and December 31, 2025, we had $19.6 million included within Accounts payable – affiliates on the consolidated balance sheets associated with the Management Agreement.

Additionally, the Manager is entitled to receive Incentive Compensation under which the Manager is targeted to receive Class A Common Stock based on the achievement of certain performance-based measures. Initially, the Incentive Compensation consisted of five tranches, each of which featured a separate three-year performance period and relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled (each, a “Target PSU”). The first two tranches have vested and were fully expensed as of December 31, 2025. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. Accordingly, as our Class A Common Stock share count increases, the number of equity-classified Manager PSU target shares of our Class A Common Stock granted under the Crescent Energy Company 2021 Manager Incentive Plan increases. During the three and six months ended June 30, 2026, we recorded non-cash general and administrative expense of $19.7 million and $40.8 million, respectively, related to Incentive Compensation. During the three and six months ended June 30, 2025, we recorded non-cash general and administrative expense of $91.5 million and $116.9 million, respectively, related to Incentive Compensation. See NOTE 10 – Equity-Based Compensation Awards for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds (“KKR Funds”) pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements (“MSA”) with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a quarterly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of June 30, 2026 and December 31, 2025, we had a related party receivable of $0.1 million and $1.2 million, respectively, included within Accounts receivable – affiliates and a related party payable of $1.3 million and $25.1 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC (“KCM”)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Amounts paid to KCM	$—	$—	$5,008	$—

We recorded these fees to debt issuance costs within Long-term debt (notes offerings) and Other assets (credit facility structuring) or APIC (equity offerings).

Other Transactions

During the three and six months ended June 30, 2025, we made cash distributions of $0.2 million and $7.8 million, respectively, to our redeemable noncontrolling interests related to their pro rata share of cash distributions made to CEC to pay dividends and income taxes. As a result of the Corporate Simplification, such pro rata distributions to holders of redeemable noncontrolling interests were eliminated.

In addition, during the three and six months ended June 30, 2026 and 2025, we reimbursed KKR $1.9 million and $2.4 million, $1.1 million and $1.7 million, respectively, for costs incurred on our behalf. At December 31, 2025, we had $0.7 million accrued within Accounts payable - affiliates on the condensed consolidated balance sheet for reimbursable costs that was subsequently paid during the six months ended June 30, 2026.

Other

We were previously required to fund certain workover costs and plugging and abandonment costs related to producing assets held by Chama Energy LLC (“Chama”), an Investment in equity affiliates on our condensed consolidated balance sheets. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. During the six months ended June 30, 2025, we funded $2.0 million to Chama associated with plugging and abandonment costs. During the six months ended June 30, 2026, we received $1.3 million from Chama in connection with the cessation of its operations and the closure of its bank accounts.

NOTE 12 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends. Shares of Class B Common Stock do not participate in dividends or undistributed earnings, but holders of such shares receive pro rata distributions from OpCo through their ownership of corresponding OpCo Units. After the Corporate Simplification, there are no shares of Class B Common Stock outstanding. We apply the two-class method for purposes of calculating earnings per share (“EPS”). The two-class method determines earnings per share of Common Stock and participating securities according to dividends or dividend equivalents declared during the period and each security’s respective participation rights in undistributed earnings and losses. The dilutive effect of the 2031 Convertible Notes was determined under the if-converted method and the two-class method using the more dilutive method of the two.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$493,704	$162,498	$74,528	$168,412
Less: net (income) loss attributable to noncontrolling interests	(939)	(1,299)	(1,610)	(3,288)
Less: net (income) loss attributable to redeemable noncontrolling interests	—	(7,978)	—	(14,050)
Net income (loss) attributable to Crescent Energy - basic	$492,765	$153,221	$72,918	$151,074
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	—	(5)	—	(7)
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	—	(278)	—	(360)
Add: Interest expense, net of taxes, of 2031 Convertible Notes	3,558	—	4,546	—
Net income (loss) attributable to Crescent Energy - diluted	$496,323	$152,938	$77,464	$150,707
Denominator:
Weighted-average Class A Common Stock outstanding - basic	330,283	253,174	329,283	222,405
Add: dilutive effect of RSUs	534	38	466	159
Add: dilutive effect of PSUs	4,604	2,235	7,135	2,721
Add: dilutive effect of 2031 Convertible Notes	46,330	—	29,948	—
Weighted-average Class A Common Stock outstanding – diluted	381,751	255,447	366,832	225,285
Weighted-average Class B Common Stock outstanding – basic and diluted	—	2,077	—	33,494
Net income (loss) per share:
Class A Common Stock – basic	$1.49	$0.61	$0.22	$0.68
Class A Common Stock – diluted	$1.30	$0.60	$0.21	$0.67
Class B Common Stock – basic and diluted	$—	$—	$—	$—

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM uses measures of profitability including Net income (loss) on the condensed consolidated statement of operations to assess performance and determine resource allocation. The CODM uses these metrics to make key operating decisions, including the determination of allocation of capital between development of existing oil and gas properties and the acquisition of additional oil and gas properties, and the identification and divestiture of non-core assets. The measure of segment assets is reported on the Consolidated balance sheets as Total assets. We do not have intra-entity sales or transfers.

The table below provides information about the Company’s single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Total revenues	$1,394,954	$897,983	$2,577,784	$1,848,156
Less:
Lease and asset operating expense	207,122	180,465	441,278	372,469
Workover expense	32,905	19,360	63,245	35,381
Gathering, processing and transportation	94,479	106,074	196,554	211,362
Production and other taxes	69,008	55,105	124,707	115,487
Depreciation, depletion and amortization	358,004	297,056	712,129	579,629
Impairment expense	—	2,985	—	48,632
Midstream and other operating expense	4,158	29,027	10,904	58,843
General and administrative expense excluding equity-based compensation	39,987	31,044	78,287	61,176
Equity-based compensation expense	21,507	93,568	46,007	120,206
Interest expense	99,823	75,219	204,397	148,400
Other segment items	(25,743)	(154,418)	625,748	(71,841)
Net income (loss)	$493,704	$162,498	$74,528	$168,412

Total development of oil and natural gas properties	$284,124	$264,711	$668,848	$472,253

Other segment items include Exploration expense, Gain (loss) on derivatives, (Gain) loss on sale of assets and Loss from extinguishment of debt from our condensed consolidated statements of operations.
NOTE 14 – Subsequent Events

Dividend

On August 3, 2026, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2026. The quarterly dividend is payable on August 31, 2026 to shareholders of record as of the close of business on August 17, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), our Quarterly Report on Form 10-Q for the period ended March 31, 2026, as well as our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and six months ended June 30, 2026 and 2025. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” “Crescent” and the “Company” or similar expressions refer to Crescent Energy Company (“CEC”) and its subsidiaries.

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

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by geopolitical events, such as Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas’ attack against Israel and the ensuing conflict and escalation of tensions in the Middle East. For example, the ongoing military conflict with Iran, which began in February 2026, has heightened geopolitical risk in key global energy markets and contributed to increased volatility in oil and gas commodity prices. The conflict has resulted in disruptions and constraints on maritime transit, supply chains, and energy infrastructure in the Middle East, including in and around the Strait of Hormuz, a critical choke point for global oil and liquefied natural gas shipments. These developments have led to elevated risk premiums in energy commodity prices and greater short‑term price uncertainty, causing global crude oil prices to surpass $100 per Bbl at times. Commodity prices and broader market conditions have also been affected by developments in Venezuela, supply chain constraints, elevated interest rates, U.S. international trade and tariff policies and responses thereto and costs of capital and political and regulatory uncertainties. Furthermore, the United States has experienced, and may continue to experience, a significant inflationary environment, which began in 2022 that, along with international geopolitical risks and market responses to the announcement of certain tariff policies by the Trump Administration, has contributed to concerns of a potential recession in the United States that has created further volatility. For example, actions taken by OPEC+ with respect to production levels, and announcements of potential changes in such levels, including production adjustments during 2025 and the first half of 2026, and changes in participation by member countries have contributed, and may continue to contribute, to volatility in commodity prices and in the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

There were no impairment charges recognized during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we recorded an impairment expense of $3.0 million and $48.6 million, respectively, to write down the value of certain assets classified as held for sale to expected net proceeds. A decline of future commodity prices or a decrease in estimates of oil and natural gas reserves for our assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate remained relatively stable through 2024, 2025 and thus far through 2026, after an extended period of elevation; however, the full impact of recent geopolitical actions (including the conflict with Iran) on inflation cannot be fully determined at this time. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Recently announced tariffs and any further tariffs may also increase our operating costs. Although the U.S. Federal Reserve made cuts to benchmark interest rates in 2024 and 2025, the Federal Reserve’s Board of Governors has, so far in 2026, kept rates steady. Although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated interest rates and inflation remain, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, any subsequent monetary policy changes (including as a result of recent changes to the composition of the Federal Reserve’s Board of Governors), and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I. Item 1A. Risk Factors—“Risks related to the oil and natural gas industry—Inflationary issues and associated changes in monetary policy previously have resulted in and such issues, as well as certain proposed tariffs, may in the future result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise” in our Annual Report.

Capital market transactions

2031 Convertible Notes

In March 2026, we issued $690.0 million aggregate principal amount of 2.750% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”) at par. The 2031 Convertible Notes bear interest at an annual rate of 2.750%, which is payable on March 15 and September 15 of each year, beginning on September 15, 2026, and mature on March 15, 2031, unless earlier converted or redeemed or purchased by the Company. The net proceeds of the 2031 Convertible Notes were approximately $671.0 million after deducting the initial purchasers’ discount and offering expenses. The net proceeds of the 2031 Convertible Notes were used in part to redeem all of our outstanding 2028 Notes (as defined below) as discussed below.

Prior to December 15, 2030, the 2031 Convertible Notes are convertible only in certain circumstances and during specified periods. Thereafter, they are convertible at the noteholders’ election until shortly before the maturity date. Upon conversion, we may settle the conversions by paying or delivering, as applicable, in cash, shares of Class A Common Stock, or a combination thereof, at our election. The 2031 Convertible Notes have an initial conversion rate of 67.1456 shares of Class A Common Stock per each $1,000 principal amount, which represents an initial conversion price of approximately $14.89 per share of Class A Common Stock. In connection with the issuance of the 2031 Convertible Notes, we paid $56.6 million to enter into capped call transactions with certain financial institution counterparties designed to reduce potential dilution upon conversion of the 2031 Convertible Notes and/or offset cash payments in excess of the principal amount of the converted notes, in each case subject to the initial cap price of $22.48 per share of Class A Common Stock.
The 2031 Convertible Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with CEC’s, as the issuer of the 2031 Convertible Notes, senior unsecured indebtedness; (ii) senior in right of payment to the issuer’s indebtedness that is expressly subordinated to the 2031 Convertible Notes; and (iii) effectively subordinated to the issuer’s secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2031 Convertible Notes are not guaranteed by any of the Company’s subsidiaries, and the Company’s subsidiaries do not have any obligations under the 2031 Convertible Notes. Because the 2031 Convertible Notes are not guaranteed by any of the Company’s subsidiaries, the 2031 Convertible Notes are structurally subordinated to all indebtedness and other liabilities, including the Revolving Credit Facility, the CRF Credit Facility (as defined below), other series of our Senior Notes, trade payables and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

2028 Notes
At December 31, 2025, we had $500.0 million outstanding aggregate principal amount of 9.250% senior notes due 2028 (the “2028 Notes”). In March 2026, we elected to redeem all of the remaining 2028 Notes (the “2028 Notes Redemption”), at a price of 102.3125%. As a result of the 2028 Notes Redemption, we incurred a loss on the extinguishment of debt of approximately $17.0 million, including $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums.

2029 Notes

At December 31, 2025, we had $298.2 million outstanding aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Notes”). In March 2026, we repurchased $39.1 million of our outstanding 2029 Notes in open market transactions, at an average price of 101.014%. As a result of the repurchases, we incurred a loss on the extinguishment of debt of approximately $0.4 million. In July 2026, we elected to redeem all of the remaining 2029 Notes (the “2029 Notes Redemption”) at a redemption price equal to 100.000% of the outstanding principal amount, or $258.7 million, plus accrued and unpaid interest to, but excluding, the redemption date.

Acquisitions and divestitures

Acquisitions

Vital Energy Merger

In December 2025, we consummated the Vital Energy Merger. Immediately following the Vital Energy Merger, the Company completed a series of internal transactions following which the assets of Vital and its subsidiary became held by subsidiaries of CEF (as defined below). In connection with the Vital Energy Merger, Crescent issued 73.3 million shares of Class A Common Stock and paid $3.7 million in cash to settle outstanding Vital equity awards. In connection with the closing of the Vital Energy Merger, we repaid outstanding borrowings of $890.0 million and terminated the Vital revolving credit facility. See Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report for additional information.

Ridgemar Acquisition

On January 31, 2025, we acquired all of the outstanding equity interests in Ridgemar (Eagle Ford) LLC (“Ridgemar”) for $807.2 million in cash and 5.5 million shares of our Class A Common Stock (the “Ridgemar Acquisition”). We accounted for the Ridgemar Acquisition as an asset acquisition. In addition, up to $170.0 million in contingent earn-out consideration may be paid in fiscal years 2026 and 2027 if quarterly NYMEX WTI prices of crude oil are above certain thresholds in 2026 and 2027 (collectively, the “Ridgemar Contingent Consideration”). See Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report for additional information.

Other Acquisitions

Minerals Acquisitions

In February 2026, we acquired a portfolio of mineral and royalty interests located in the Eagle Ford from unrelated third-parties for an aggregate consideration of approximately $309.9 million, including transaction costs and certain customary purchase price adjustments (the “February 2026 Minerals Acquisition”).

In January 2026, we acquired a portfolio of mineral and royalty interests located in the Eagle Ford from unrelated third-parties for an aggregate consideration of approximately $47.9 million, including transaction costs and certain customary purchase price adjustments (the “January 2026 Minerals Acquisition” and together with the February 2026 Minerals Acquisition, the “2026 Minerals Acquisitions”).

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, including transaction costs and certain customary purchase price adjustments (collectively with the 2026 Minerals Acquisitions, the “Minerals Acquisitions”).

Webb Gas Acquisition

In January 2025, we acquired additional interests in Crescent operated oil and gas properties located in Webb County, Texas from unaffiliated third parties for aggregate consideration of approximately $21.2 million, subject to customary post-closing adjustments.

Divestitures

During 2025, we sold non-core assets as part of our 2025 non-core asset divestiture program for total consideration in excess of $900.0 million. During the three and six months ended June 30, 2026, we received $11.5 million in additional net cash proceeds and recorded a gain of $13.6 million as part of the customary purchase price adjustments.

During the six months ended June 30, 2026, we sold additional non-core assets to unrelated third-party buyers for $1.2 million in aggregate net cash proceeds and recorded a loss of $2.9 million.

During the six months ended June 30, 2025, we sold non-core assets to unrelated third-party buyers for $11.1 million in aggregate net cash proceeds and recorded a gain of $1.9 million and $12.8 million on the sale of such assets for the three and six months ended June 30, 2025, respectively.

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

We are members of the Oil & Gas Methane Partnership 2.0 Initiative, or OGMP 2.0, and in 2025, following consecutive years on OGMP 2.0 Gold Standard pathway, we achieved the OGMP 2.0 Gold Standard Reporting designation for our credible plan to more accurately measure our methane emissions. OGMP 2.0 is the United Nations Environment Programme’s flagship oil and gas reporting and mitigation program and the leading industry standard for methane emissions reporting. We previously established a Sustainability Advisory Council, an outside council comprising leading experts across key sustainability topics, to advise management and our Board of Directors on sustainability-related issues. See additional materials on our website at www.crescentenergyco.com/sustainability. However, please note that the contents and other materials on our website in general are not intended or deemed to be incorporated by reference in this Quarterly Report.

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

Management Agreement

Crescent Energy Company has a management agreement (the “Management Agreement”) with KKR Energy Assets Manager LLC (the “Manager”). Pursuant to the Management Agreement, the Manager provides the Company with members of its executive management team and certain management services. The Management Agreement has a term of three years, with automatic three-year renewals, unless the Company or the Manager elects not to renew the Management Agreement. The current term automatically renewed in December 2024 for an additional three-year term ending December 7, 2027 and will have automatic three-year renewals thereafter, unless the Company or the Manager elects not to renew the Management Agreement.

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $78.5 million per annum (“Manager Compensation”), as of June 30, 2026, which is included in General and administrative expenses on our condensed consolidated statements of operations. As the Company’s business and assets expand, Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report for more information.

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

Additionally, the Manager is entitled to receive Incentive Compensation under which the Manager is targeted to receive Class A Common Stock based on the achievement of certain performance-based measures. Initially, the Incentive Compensation consisted of five tranches, each of which featured a separate three-year performance period and relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled (each, a “Target PSU”). The first two tranches have vested and were fully expensed as of December 31, 2025. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. Accordingly, as our Class A Common Stock share count increases, the number of equity-classified Manager PSU target shares of our Class A Common Stock granted under the Crescent Energy Company 2021 Manager Incentive Plan increases.

Sources of revenues

Our revenues are primarily derived from the sale of our oil, natural gas and NGL production and are influenced by production volumes and realized prices, excluding the effect of our commodity derivative contracts. Commodity prices are subject to supply and demand as well as seasonal, political and other conditions that we generally cannot control. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The following table illustrates our production revenue mix for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil	89%	71%	83%	68%
Natural gas	2%	18%	7%	20%
NGLs	9%	11%	10%	12%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues, as well as revenue associated with crude oil blending, comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 4% or less of our total revenues for the three and six months ended June 30, 2026 and 2025.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total consolidated
Oil (MBbls)	12,699	9,801	25,281	18,962
Natural gas (MMcf)	65,022	58,572	131,882	117,526
NGLs (MBbls)	6,929	4,345	13,859	8,576
Total (MBoe)	30,465	23,908	61,120	47,125
Daily average (MBoe/d)	335	263	338	260
Working interest (CEF)
Oil (MBbls)	12,142	9,604	24,359	18,570
Natural gas (MMcf)	62,307	56,997	126,431	114,469
NGLs (MBbls)	6,722	4,230	13,474	8,354
Total (MBoe)	29,249	23,334	58,905	46,002
Daily average (MBoe/d)	322	257	326	254
Minerals and royalties (CRF)
Oil (MBbls)	557	197	922	392
Natural gas (MMcf)	2,715	1,575	5,451	3,057
NGLs (MBbls)	207	115	385	222
Total (MBoe)	1,216	574	2,215	1,123
Daily average (MBoe/d)	13	6	12	6

Total consolidated sales volumes increased 6,557 MBoe and increased 13,995 MBoe during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. Our Working interest sales volumes increased 5,915 MBoe and increased 12,903 MBoe during the three and six months ended June 30, 2026, respectively, primarily due to the Vital Energy Merger, partially offset by our 2025 divestitures. Our Minerals and royalties sales volumes increased 642 MBoe and increased 1,092 MBoe during the three and six months ended June 30, 2026, respectively, due to our 2026 Minerals Acquisitions.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, either as a result of geopolitical events, such as developments in Venezuela, Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, the Israel-Hamas conflict and the broader conflict in the Middle East, including the conflict with Iran and the disruption of shipments of crude oil and liquefied natural gas through the Strait of Hormuz, actions taken by OPEC+ and other major producing countries, sustained levels of inflation and increased U.S. drilling activity or otherwise. Uncertainty persists regarding OPEC+’s actions, changes in participation by member countries, increased U.S. drilling, proposed tariffs, inflation and the armed conflicts in Ukraine and the Middle East, including with Iran, and the potential for related supply disruptions and impacts on global energy markets. Additionally, recessionary concerns and broader macroeconomic conditions contributed, among other factors, to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil	66%	56%	67%	57%
Natural gas	52%	59%	54%	58%
NGLs	—%	8%	—%	8%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil (Bbl):
Average NYMEX	$92.79	$63.74	$82.36	$67.58
Realized price (excluding derivative settlements)	96.61	61.47	83.86	64.45
Realized price (including derivative settlements) (1)	73.33	64.27	68.56	65.67
Natural Gas (Mcf):
Average NYMEX	$2.90	$3.44	$3.97	$3.55
Realized price (excluding derivative settlements)	0.52	2.71	1.46	2.95
Realized price (including derivative settlements) (1)	1.74	2.60	1.99	2.84
NGLs (Bbl):
Realized price (excluding derivative settlements)	$18.67	$22.59	$18.36	$23.99
Realized price (including derivative settlements) (1)	18.67	22.48	18.36	23.78

(1)     The realized price presented above does not include $62.1 million or $122.6 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and six months ended June 30, 2026, respectively, and does not include $17.0 million or $34.9 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and six months ended June 30, 2025, respectively.

Results of operations:

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues (in thousands):
Oil	$1,226,826	$602,488	$624,338	104%
Natural gas	33,776	159,001	(125,225)	(79)%
Natural gas liquids	129,371	98,142	31,229	32%
Midstream and other	4,981	38,352	(33,371)	(87)%
Total revenues	$1,394,954	$897,983	$496,971	55%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$96.61	$61.47	$35.14	57%
Natural gas ($/Mcf)	0.52	2.71	(2.19)	(81)%
NGLs ($/Bbl)	18.67	22.59	(3.92)	(17)%
Total ($/Boe)	45.63	35.96	9.67	27%
Net sales volumes:
Oil (MBbls)	12,699	9,801	2,898	30%
Natural gas (MMcf)	65,022	58,572	6,450	11%
NGLs (MBbls)	6,929	4,345	2,584	59%
Total (MBoe)	30,465	23,908	6,557	27%
Average daily net sales volumes:
Oil (MBbls/d)	140	108	32	30%
Natural gas (MMcf/d)	715	644	71	11%
NGLs (MBbls/d)	76	48	28	58%
Total (MBoe/d)	335	263	72	27%

Oil revenue. Oil revenue increased $624.3 million, or 104%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This was driven by higher realized oil prices that resulted in an increase of $446.2 million (an increase of 57% per Bbl) and a $178.1 million increase from higher sales volume (32 MBbls/d, or 30%). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures. The increase in realized oil prices was due to higher index pricing and more favorable price differentials.

Natural gas revenue. Natural gas revenue decreased $125.2 million, or 79%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This was driven by lower natural gas prices that resulted in a decrease of $142.4 million (a decrease of 81% per Mcf), partially offset by a $17.2 million increase from higher sales volume (71 MMcf/d, or 11%). The increase in sales volumes was primarily due to the Vital Energy Merger, partially offset by our 2025 divestitures. The decrease in realized natural gas prices was due to lower index pricing and a decrease in our price differentials due to the Vital Energy Merger and resulting differentials in the Permian Basin.

NGL revenue. NGL revenue increased $31.2 million, or 32%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This was driven primarily by a $58.4 million increase from higher sales volume (28 MBbls/d, or 58%), partially offset by lower realized NGL prices that resulted in a decrease of $27.2 million (a decrease of 17% per Bbl). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures.

Midstream and other revenue. Midstream and other revenue decreased $33.4 million, or 87%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven primarily by our 2025 divestitures.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Expenses (in thousands):
Operating expense	$407,672	$390,031	$17,641	5%
Depreciation, depletion and amortization	358,004	297,056	60,948	21%
Impairment of oil and natural gas properties	—	2,985	(2,985)	NM*
General and administrative expense	61,494	124,612	(63,118)	(51)%
Other operating costs	(13,202)	3,664	(16,866)	NM*
Total expenses	$813,968	$818,348	$(4,380)	(1)%
Selected expenses per Boe:
Operating expense	$13.38	$16.31	$(2.93)	(18)%
Depreciation, depletion and amortization	11.75	12.42	(0.67)	(5)%

* NM = Not meaningful.

Operating expense. Operating expense increased $17.6 million, or 5%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven primarily by the following factors:

(i)Lease and asset operating expense increased $26.7 million, or 15%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and decreased $0.75 per Boe, or 10%, to $6.80 per Boe. This $26.7 million increase was driven primarily by higher production from the Vital Energy Merger, which was more than offset on a per Boe basis with the additional acquired volumes and 2025 divestitures.
(ii)Gathering, processing and transportation expense decreased $11.6 million, or 11%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and decreased $1.34 per Boe, or 30%, to $3.10 per Boe. These per Boe decreases were driven primarily by the Vital Energy Merger and our 2025 divestitures.
(iii)Production and other taxes increased $13.9 million, or 25%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and decreased $0.03 per Boe, or 1%, to $2.27 per Boe. This increase was driven primarily by the additional production from the Vital Energy Merger and higher oil prices.
(iv)Workover expense increased $13.5 million, or 70%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and increased $0.27 per Boe, or 33%, to $1.08 per Boe. This increase was primarily driven by the Vital Energy Merger.
(v)Midstream and other operating expense decreased $24.9 million, or 86%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to our 2025 divestitures.

Depreciation, depletion and amortization. In the three months ended June 30, 2026, depreciation, depletion and amortization increased $60.9 million, or 21%, compared to the three months ended June 30, 2025, driven primarily by increased production from the Vital Energy Merger.

Impairment expense. During the three months ended June 30, 2025, we recorded an impairment of $3.0 million to write down the value of certain assets to expected net proceeds. We did not recognize impairment expense during the three months ended June 30, 2026.

General and administrative expense. General and administrative expense decreased $63.1 million, or 51%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was driven by a decrease in equity-based compensation expense of $72.1 million (2026 and 2025 include an additional true-up expense of $0.4 million and $69.3 million due to changes in estimate) partially offset by (i) higher recurring General and administrative expense primarily due to an increase in Manager Compensation as a result of the Vital Energy Merger and (ii) $0.1 million higher transaction and nonrecurring related expenses.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$38,120	$29,275	$8,845	30%
Transaction and nonrecurring expenses	1,867	1,769	98	6%
Equity-based compensation	21,507	93,568	(72,061)	(77)%
Total general and administrative expense	$61,494	$124,612	$(63,118)	(51)%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.25	$1.22	$0.03	2%
Transaction and nonrecurring expenses	0.06	0.07	(0.01)	(14)%
Equity-based compensation	0.71	3.91	(3.20)	(82)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $16.9 million, compared to the three months ended June 30, 2025, primarily driven by $5.2 million lower exploration expense recognized during the three months ended June 30, 2026 and a $11.7 million change in the gain or loss from the sale of assets.

Interest expense. In the three months ended June 30, 2026, we incurred interest expense of $99.8 million, as compared to $75.2 million in the three months ended June 30, 2025, a 33% increase. This increase was driven primarily by higher average debt balances as a result of the Vital Energy Merger.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our gain on derivatives during the three months ended June 30, 2026 decreased by $16.7 million, primarily due to changes in commodity prices relative to our strike price.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended June 30, 2026 and 2025, we recognized income tax expense of $169.9 million and income tax expense of $41.1 million, respectively, for an effective tax rate of 25.6% and 20.2%, respectively. Our effective tax rate for the three months ended June 30, 2026 was higher than the statutory rate primarily due to the permanent difference recognized in conjunction with the performance stock units granted to our Manager (“Manager PSUs”).

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$493,704	$162,498	$331,206	204%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	99,823	75,219
Income tax expense (benefit)	169,920	41,057
Depreciation, depletion and amortization	358,004	297,056
Exploration expense	366	5,574
Non-cash (gain) loss on derivatives	(419,080)	(178,592)
Impairment expense	—	2,985
Non-cash equity-based compensation expense	21,280	93,268
(Gain) loss on sale of assets	(13,568)	(1,910)
Other (income) expense	(471)	(115)
Transaction and nonrecurring expenses (1)	25,893	(193)
Settlement of acquired derivative contracts	62,069	17,007
Adjusted EBITDAX (non-GAAP)	$797,940	$513,854	$284,086	55%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(95,576)	(71,430)
Current income tax benefit (expense)	(562)	(6,673)
Tax-related redeemable noncontrolling interest distributions made by OpCo	—	(165)
Development of oil and natural gas properties	(284,124)	(264,711)
Levered Free Cash Flow (non-GAAP)	$417,678	$170,875	$246,803	144%

(1)Transaction and nonrecurring expenses of $25.9 million for the three months ended June 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, and divestiture and restructuring costs. Transaction and nonrecurring expense credits of $0.2 million for the three months ended June 30, 2025 were primarily related to proceeds from a legal settlement mostly offset by uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$706,788	$498,966	$207,822	42%
Changes in operating assets and liabilities	(34,710)	(73,544)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	—	(165)
Transaction and nonrecurring expenses (1)	25,893	(193)
Exploration expense	366	5,574
Other adjustments and operating activities	3,465	4,948
Development of oil and natural gas properties	(284,124)	(264,711)
Levered Free Cash Flow (non-GAAP)	$417,678	$170,875	$246,803	144%

(1)Transaction and nonrecurring expenses of $25.9 million for the three months ended June 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, and divestiture and restructuring costs. Transaction and nonrecurring expense credits of $0.2 million for the three months ended June 30, 2025 were primarily related to proceeds from a legal settlement mostly offset by uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures.

Adjusted EBITDAX (non-GAAP) increased by $284.1 million, or 55%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by additional production from the Vital Energy Merger and increased oil pricing.

Levered Free Cash Flow (non-GAAP) increased by $246.8 million, or 144%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by increased Adjusted EBITDAX, partially offset by $19.4 million of increased development of oil and natural gas properties expenditures and additional interest expense.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues (in thousands):
Oil	$2,120,146	$1,222,147	$897,999	73%
Natural gas	192,141	346,441	(154,300)	(45)%
Natural gas liquids	254,478	205,717	48,761	24%
Midstream and other	11,019	73,851	(62,832)	(85)%
Total revenues	$2,577,784	$1,848,156	$729,628	39%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$83.86	$64.45	$19.41	30%
Natural gas ($/Mcf)	1.46	2.95	(1.49)	(51)%
NGLs ($/Bbl)	18.36	23.99	(5.63)	(23)%
Total ($/Boe)	42.00	37.65	4.35	12%
Net sales volumes:
Oil (MBbls)	25,281	18,962	6,319	33%
Natural gas (MMcf)	131,882	117,526	14,356	12%
NGLs (MBbls)	13,859	8,576	5,283	62%
Total (MBoe)	61,120	47,125	13,995	30%
Average daily net sales volumes:
Oil (MBbls/d)	140	105	35	33%
Natural gas (MMcf/d)	729	649	80	12%
NGLs (MBbls/d)	77	47	30	64%
Total (MBoe/d)	338	260	78	30%

Oil revenue. Oil revenue increased $898.0 million, or 73%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This was driven by a $407.3 million increase from higher sales volume (35 MBbls/d, or 33%), and higher realized oil prices that resulted in an increase of $490.7 million (an increase of 30% per Bbl). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures. The increase in realized oil prices was due to higher index pricing and more favorable price differentials.

Natural gas revenue. Natural gas revenue decreased $154.3 million, or 45%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was driven by lower natural gas prices that resulted in a decrease of $196.5 million (a decrease of 51% per Mcf), partially offset by a $42.2 million increase from higher sales volume (80 MMcf/d, or 12%). The increase in sales volumes was primarily due to the Vital Energy Merger, partially offset by our 2025 divestitures. The decrease in realized natural gas prices was due to a decrease in our price differentials due to the Vital Energy Merger and resulting differentials in the Permian Basin.

NGL revenue. NGL revenue increased $48.8 million, or 24%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This was driven primarily by a $126.8 million increase from higher sales volume (30 MBbls/d, or 64%), partially offset by lower realized NGL prices that resulted in a decrease of $78.0 million (a decrease of 23% per Bbl). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures.

Midstream and other revenue. Midstream and other revenue decreased $62.8 million, or 85%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven primarily by our 2025 divestitures.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Expenses (in thousands):
Operating expense	$836,688	$793,542	$43,146	5%
Depreciation, depletion and amortization	712,129	579,629	132,500	23%
Impairment of oil and natural gas properties	—	48,632	(48,632)	NM*
General and administrative expense	124,294	181,382	(57,088)	(31)%
Other operating costs	(3,805)	(6,892)	3,087	NM*
Total expenses	$1,669,306	$1,596,293	$73,013	5%
Selected expenses per Boe:
Operating expense	$13.69	$16.84	$(3.15)	(19)%
Depreciation, depletion and amortization	11.65	12.30	(0.65)	(5)%

* NM = Not meaningful.

Operating expense. Operating expense increased $43.1 million, or 5%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven primarily by the following factors:

(i)Lease and asset operating expense increased $68.8 million, or 18%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and decreased $0.68 per Boe, or 9%, to $7.22 per Boe. This $68.8 million increase was driven primarily by higher production from the Vital Energy Merger, which was more than offset on a per Boe basis with the additional acquired volumes and our 2025 divestitures.
(ii)Gathering, processing and transportation expense decreased $14.8 million, or 7%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and decreased $1.27 per Boe, or 28%, to $3.22 per Boe. The decrease was driven primarily by the Vital Energy Merger and our 2025 divestitures.
(iii)Production and other taxes increased $9.2 million, or 8%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and decreased $0.41 per Boe, or 17%, to $2.04 per Boe. This increase was driven primarily by production from the Vital Energy Merger and higher oil prices, partially offset by our 2025 divestitures that were subject to higher production tax rates.
(iv)Workover expense increased $27.9 million, or 79%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, and increased $0.28 per Boe, or 37%, to $1.03 per Boe. This increase was primarily driven by the Vital Energy Merger.
(v)Midstream and other operating expense decreased $47.9 million, or 81%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to our 2025 divestitures.

Depreciation, depletion and amortization. In the six months ended June 30, 2026, depreciation, depletion and amortization increased $132.5 million, or 23%, compared to the six months ended June 30, 2025, driven primarily by increased production from the Vital Energy Merger.

Impairment expense. During the six months ended June 30, 2025, we recorded an impairment of $48.6 million to write down the value of certain assets to expected net proceeds. We did not have impairment expense during the six months ended June 30, 2026.

General and administrative expense. General and administrative expense decreased $57.1 million, or 31%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was driven by a decrease in equity-based compensation expense of $74.2 million, (2026 and 2025 include an additional true-up expense of $2.4 million and $77.9 million, respectively, due to changes in estimate), partially offset by (i) higher recurring General and administrative expense primarily due to an increase in Manager Compensation as a result of the Vital Energy Merger and (ii) $5.2 million higher transaction and nonrecurring related expenses.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$68,992	$57,087	$11,905	21%
Transaction and nonrecurring expenses	9,295	4,089	5,206	127%
Equity-based compensation	46,007	120,206	(74,199)	(62)%
Total general and administrative expense	$124,294	$181,382	$(57,088)	(31)%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.13	$1.21	$(0.08)	(7)%
Transaction and nonrecurring expenses	0.15	0.09	0.06	67%
Equity-based compensation	0.75	2.55	(1.80)	(71)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs increased by $3.1 million, compared to the six months ended June 30, 2025, primarily driven by a $2.1 million lower gain on sale of assets and $1.0 million higher exploration expense recognized during the six months ended June 30, 2026.

Interest expense. In the six months ended June 30, 2026, we incurred interest expense of $204.4 million, as compared to $148.4 million in the six months ended June 30, 2025. This increase was driven primarily by higher average debt balances as a result of the Vital Energy Merger.

Loss on extinguishment of debt. During the six months ended June 30, 2026, we incurred a loss on extinguishment of debt of
$17.4 million related to $12.0 million premium for the 2028 Notes Redemption and our repurchases of the 2029 Notes, and $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums. During the six months ended June 30, 2025, we did not incur a loss on the extinguishment of debt.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our loss on derivatives during the six months ended June 30, 2026 changed by $632.3 million, from a comparable gain during the six months ended June 30, 2025 primarily due to changes in commodity prices relative to our strike prices.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the six months ended June 30, 2026 and 2025, we recognized income tax expense of $87.6 million and income tax expense of $43.7 million, respectively, for an effective tax rate of 54.0% and 20.6%, respectively. Historically, our effective tax rate has typically been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the six months ended June 30, 2026 was higher than the statutory rate primarily due to the significant discrete items, including permanent differences recognized in connection with the Manager PSUs that vested during the six months ended June 30, 2026.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively calculated in accordance with GAAP:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$74,528	$168,412	$(93,884)	(56)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	204,397	148,400
Loss from extinguishment of debt	17,397	—
Income tax expense (benefit)	87,648	43,670
Depreciation, depletion and amortization	712,129	579,629
Exploration expense	6,885	5,880
Non-cash (gain) loss on derivatives	181,539	(98,362)
Impairment expense	—	48,632
Non-cash equity-based compensation expense	44,709	119,493
(Gain) loss on sale of assets	(10,690)	(12,772)
Other (income) expense	(144)	(231)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(4,242)
Transaction and nonrecurring expenses (2)	46,641	9,906
Settlement of acquired derivative contracts	122,632	34,895
Adjusted EBITDAX (non-GAAP)	$1,487,671	$1,043,310	$444,361	43%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(196,164)	(140,859)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(11,963)	—
Current income tax benefit (expense)	(1,179)	(17,486)
Tax-related redeemable noncontrolling interest distributions made by OpCo	—	(260)
Development of oil and natural gas properties	(668,848)	(472,253)
Levered Free Cash Flow (non-GAAP)	$609,517	$412,452	$197,065	48%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflected Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo’s ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses of $46.6 million for the six months ended June 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, Vital Energy Merger transaction costs, capital markets transactions and divestiture and restructuring costs. Transaction and nonrecurring expenses of $9.9 million for the six months ended June 30, 2025 were primarily related to uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures and the SilverBow Merger, partially offset by proceeds from a legal settlement.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$1,115,979	$836,080	$279,899	33%
Changes in operating assets and liabilities	107,557	21,758
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(4,242)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	—	(260)
Transaction and nonrecurring expenses (2)	46,641	9,906
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(11,963)	—
Exploration expense	6,885	5,880
Other adjustments and operating activities	13,266	15,583
Development of oil and natural gas properties	(668,848)	(472,253)
Levered Free Cash Flow (non-GAAP)	$609,517	$412,452	$197,065	48%

(1)In our calculation of Adjusted EBITDAX and Levered Free Cash Flow, we reflected Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo’s ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.
(2)Transaction and nonrecurring expenses of $46.6 million for the six months ended June 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, Vital Energy Merger transaction costs, capital markets transactions and divestiture and restructuring costs. Transaction and nonrecurring expenses of $9.9 million for the six months ended June 30, 2025 were primarily related to uncapitalized transaction costs related to the Ridgemar Acquisition and transaction costs related to our divestitures and the SilverBow Merger, partially offset by proceeds from a legal settlement.

Adjusted EBITDAX (non-GAAP) increased by $444.4 million, or 43%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by additional production from the Vital Energy Merger and increased oil pricing.

Levered Free Cash Flow (non-GAAP) increased by $197.1 million, or 48%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by increased Adjusted EBITDAX, partially offset by $196.6 million of increased development of oil and natural gas properties expenditures and additional interest expense.

Liquidity and capital resources

Our primary sources of liquidity are cash on hand, cash flow from operations, proceeds from equity and debt offerings and borrowings under our senior secured reserve-based revolving credit agreements. Our primary expected uses of capital are for dividends to shareholders, our share repurchase program, debt repayment, including open market repurchases of our Senior Notes, development of our existing assets and acquisitions.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$264,882	$10,157
Long-term debt	5,166,022	5,524,128

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$1,115,979	$836,080
Net cash used in investing activities	(1,003,650)	(1,269,111)
Net cash provided by (used in) financing activities	(576,492)	213,380

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2026 increased by $279.9 million, or 33%, compared to the six months ended June 30, 2025 primarily due to higher net income after adjusting for non-cash items.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2026 decreased by $265.5 million, or 21%, compared to the six months ended June 30, 2025, primarily due to $529.9 million lower acquisitions of oil and natural gas properties in 2026 partially offset by $175.3 million additional cash used in our development capital expenditures.

Net cash provided by (used in) financing activities. Net cash used in financing activities for the six months ended June 30, 2026 was $576.5 million, primarily a result of net repayments of our long-term debt balances and our dividend payments. Net cash provided by financing activities for the six months ended June 30, 2025 was $213.4 million, primarily a result of net cash received in Revolving Credit Facility borrowings, partially offset by our dividend payments and cash distributions to our redeemable noncontrolling interests.

Debt agreements

Senior Notes

2031 Convertible Notes

In March 2026, we issued $690.0 million aggregate principal amount of 2.750% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”) at par. The 2031 Convertible Notes bear interest at an annual rate of 2.750%, which is payable on March 15 and September 15 of each year, beginning on September 15, 2026, and mature on March 15, 2031, unless earlier converted or redeemed or purchased by the Company. The net proceeds of the 2031 Convertible Notes were approximately $671.0 million after deducting the initial purchasers’ discount and offering expenses. The net proceeds of the 2031 Convertible Notes were used in part to redeem all of our outstanding 2028 Notes (as defined below) as discussed below.

Prior to December 15, 2030, the 2031 Convertible Notes are convertible only in certain circumstances and during specified periods. Thereafter, they are convertible at the noteholders’ election until shortly before the maturity date. Upon conversion, we may settle the conversions by paying or delivering, as applicable, in cash, shares of Class A Common Stock, or a combination thereof, at our election. The 2031 Convertible Notes have an initial conversion rate of 67.1456 shares of Class A Common Stock per each $1,000 principal amount, which represents an initial conversion price of approximately $14.89 per share of Class A Common Stock. In connection with the issuance of the 2031 Convertible Notes, we paid $56.6 million to enter into capped call transactions with certain financial institution counterparties designed to reduce potential dilution upon conversion of the 2031 Convertible Notes and/or offset cash payments in excess of the principal amount of the converted notes, in each case subject to the initial cap price of $22.48 per share of Class A Common Stock.
The 2031 Convertible Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with CEC’s, as the issuer of the 2031 Convertible Notes, senior unsecured indebtedness; (ii) senior in right of payment to the issuer’s indebtedness that is expressly subordinated to the 2031 Convertible Notes; and (iii) effectively subordinated to the issuer’s secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2031 Convertible Notes are not guaranteed by any of the Company’s subsidiaries, and the Company’s subsidiaries do not have any obligations under the 2031 Convertible Notes. Because the 2031 Convertible Notes are not guaranteed by any of the Company’s subsidiaries, the 2031 Convertible Notes are structurally subordinated to all indebtedness and other liabilities, including the Revolving Credit Facility, the CRF Credit Facility (as defined below), other series of our Senior Notes, trade payables and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
2028 Notes

At December 31, 2025, we had $500.0 million outstanding aggregate principal amount of 9.250% senior notes due 2028 (the “2028 Notes”). In March 2026, we elected to redeem all of the remaining 2028 Notes (the “2028 Notes Redemption”), at a price of 102.3125%. As a result of the 2028 Notes Redemption, we incurred a loss on the extinguishment of debt of approximately $17.0 million, including $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums.

2029 Notes

At December 31, 2025, we had $298.2 million outstanding aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Notes”). In March 2026, we repurchased $39.1 million of our outstanding 2029 Notes in open market transactions, at an average price of 101.014%. As a result of the repurchases, we incurred a loss on the extinguishment of debt of approximately $0.4 million. In July 2026, we elected to redeem all of the remaining 2029 Notes (the “2029 Notes Redemption”) at a redemption price equal to 100.000% of the outstanding principal amount, or $258.7 million, plus accrued and unpaid interest to, but excluding, the redemption date.

Revolving Credit Facility

We are party to a Revolving Credit Facility with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. On May 18, 2026, we entered into the Fifteenth Amendment (the “CEF Credit Agreement Amendment”) to the credit agreement governing our Revolving Credit Facility, pursuant to which, among other things, the maturity date was extended to May 19, 2031. The borrowing base under the Revolving Credit Facility was $3.5 billion and $3.9 billion as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, our elected commitment amount was approximately $2.0 billion and we had no outstanding borrowings, $16.6 million in outstanding letters of credit and approximately $2.0 billion of available borrowings.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at June 30, 2026 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding as of December 31, 2025 was 5.56%. We had no borrowings outstanding under the Revolving Credit Facility at June 30, 2026.

At June 30, 2026, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

Crescent Royalty Finance Credit Facility

In February 2026, one of our subsidiaries, CRF, entered into a senior secured reserve-based revolving credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto (the “CRF Credit Facility”). The CRF Credit Facility provides for a $1.0 billion aggregate maximum credit amount senior secured reserve-based revolving credit facility, with an initial borrowing base and aggregate elected commitment amount of $365.0 million consisting of $230.0 million under the revolving facility and a $135.0 million term loan (“CRF Term Loan”). As of June 30, 2026, $45.5 million remained outstanding under the CRF Term Loan. Revolving loans under the CRF Credit Facility mature on February 23, 2031, and initial term loans under the CRF Credit Facility mature on February 23, 2029. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1st and October 1st of each year.

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

Interest

Borrowings under the CRF Credit Facility bear interest at either (i) a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of CRF. The applicable margin and fee payable for the unused revolving commitments varies based upon CRF’s borrowing base utilization then in effect. The weighted average interest rates on the CRF Credit Facility and the CRF Term Loan amounts outstanding as of June 30, 2026 were 6.446% and 6.946%, respectively.

Covenants

The CRF Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity and commodity swap agreements, liens and other transactions without the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter, beginning with the fiscal quarter ending on June 30, 2026. The CRF Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. As of June 30, 2026, we were in compliance with each of the covenants under the CRF Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

Capital expenditures

Our acquisition and development expenditures consist of acquisitions of proved and unproved property, expenditures associated with the development of our oil and natural gas properties and other asset additions. Cash expenditures for drilling, completion and recompletion activities and related facilities are presented as “Development of oil and natural gas properties” in investing activities on our condensed consolidated statements of cash flows.

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

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Total development of oil and natural gas properties	$668,848	$472,253
Change in accruals or other non-cash adjustments	(17,514)	3,799
Cash used in development of oil and natural gas properties	651,334	476,052
Cash used in acquisition of oil and natural gas properties (1)	354,423	884,366
Non-cash acquisition of oil and natural gas properties	13,528	82,145
Total expenditures on acquisition and development of oil and natural gas properties	$1,019,285	$1,442,563

(1)Excludes $14.1 million of accounts receivable related to the Ridgemar Acquisition customary purchase price adjustments as of June 30, 2025.

Our cash used in the development of oil and natural gas properties was higher during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase is related to an increase in our operations. We used cash of $354.4 million in the six months ended June 30, 2026 for the acquisition of oil and natural gas properties, primarily related to the 2026 Minerals Acquisitions, as compared to $884.4 million in 2025 for the acquisition of oil and natural gas properties, primarily related to the Ridgemar Acquisition (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of June 30, 2026, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the Revolving Credit Facility and the indentures governing the Senior Notes.

We paid cash dividends of $0.24 per share of our Class A Common Stock to shareholders during the six months ended June 30, 2026.

On August 3, 2026, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the second quarter of 2026. The quarterly dividend is payable on August 31, 2026 to shareholders of record as of the close of business on August 17, 2026.

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

Summarized Supplemental Subsidiary Financial Information (UNAUDITED)

CEC is a holding company that conducts substantially all of its business through its consolidated subsidiaries, including (i) OpCo, which is wholly owned by CEC, and (ii) Crescent Energy Finance LLC (“CEF”) and Crescent Royalty Finance LLC (“CRF”), each of which is wholly owned by OpCo. OpCo has no material operations, cash flows, assets or liabilities other than its investments in CEF and CRF. The assets and liabilities of OpCo represent substantially all of our consolidated assets and liabilities, except for certain parent company items held by CEC such as current and deferred taxes, CEC’s 2031 Convertible Notes (as defined within NOTE 7 – Debt), and certain liabilities under the Management Agreement (as defined within NOTE 11 – Related Party Transactions). Crescent’s consolidated balance sheets and consolidated statement of operations are materially the same as CEF with the exception of the below information.

Selected Summarized Balance Sheet Information:

As of
June 30, 2026
(in thousands)
Minerals and royalties (CRF)
Assets:
Current assets	$54,803
Property and equipment, net	665,758
Other noncurrent assets	4,054
Liabilities:
Current liabilities	11,462
Long-term debt	273,861
Equity:
Total equity	438,395

Other entities (CEF and CEC)
Debt:
CEF long-term debt	4,220,767
CEC long-term debt	671,394

Selected Summarized Statement of Operations:

	Three Months Ended	Six Months Ended
	June 30, 2026
	(in thousands)
Minerals and royalties (CRF)
Revenues	$62,569	$107,078
Operating expense	5,175	9,401
Gain (loss) on derivatives	8,372	(14,705)
Interest expense	(5,653)	(8,265)
Net income (loss)	42,332	42,861

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in NOTE 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2025 in our Annual Report. Refer also to “Critical accounting estimates” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of June 30, 2026.

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

We define Adjusted EBITDAX as net income (loss) before interest expense, loss from extinguishment of debt, income tax expense (benefit), depreciation, depletion and amortization, exploration expense, non-cash gain (loss) on derivatives, impairment expense, equity-based compensation, (gain) loss on sale of assets, other (income) expense and transaction and nonrecurring expenses. Additionally, we further adjust for certain redeemable noncontrolling interest distributions made by OpCo and settlement of acquired derivative contracts. We included “Certain redeemable noncontrolling interest distributions made by OpCo” to reflect Manager Compensation as if 100% of OpCo were owned and managed by the Company, to reflect consistent earnings and liquidity measures not impacted by the amount of OpCo’s ownership under management. After giving effect to the Corporate Simplification, the Company owns 100% of outstanding OpCo Units and no longer makes distributions to the holders of redeemable noncontrolling interests in OpCo.

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

As of June 30, 2026, our derivative portfolio had an aggregate notional value of approximately $2.6 billion, and the fair market value of our commodity derivative contracts was a net asset of $37.6 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at June 30, 2026, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $179.1 million. If prices decreased by 10%, our derivative position would change by approximately $168.4 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At June 30, 2026, we had no variable rate borrowings outstanding under the Revolving Credit Facility. At June 30, 2026, we had $275.5 million of variable rate borrowings outstanding under the CRF Credit Facility. Assuming no change in the amounts outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $1.0 million increase or decrease in interest expense on our variable rate debt outstanding for the six months ended June 30, 2026.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are a number of risks that we believe are applicable to our business and the oil and gas industry in which we operate. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including the section entitled “Item 1A. Risk Factors” beginning on page 32 in our Annual Report. If any of the risks and uncertainties described within our Annual Report, our other filings with the Securities and Exchange Commission or elsewhere in this Quarterly Report actually occur, our business, financial condition or results of operations could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs. (in thousands)
4/1/2026 - 4/30/2026	—	$—	—	$335,984
5/1/2026 - 5/31/2026	—	—	—	$335,984
6/1/2026 - 6/30/2026	—	—	—	$335,984

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. In February 2026, our Board of Directors extended the stock repurchase program indefinitely and increased the approved limit to $400.0 million. As of June 30, 2026, we had approximately $336.0 million of repurchase authorization remaining under such program. We may repurchase our Class A Common Stock under such program. Such repurchases may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with the Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1#
Agreement and Plan of Merger, dated May 15, 2024, by and among Crescent Energy Company, Artemis Acquisition Holdings Inc., Artemis Merger Sub Inc., Artemis Merger Sub II LLC and SilverBow Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2024).

2.2#
Membership Interest Purchase Agreement, dated as of December 3, 2024, by and between Crescent Energy Finance LLC, Crescent Energy Company, Ridgemar Energy Operating, LLC and Ridgemar (Eagle Ford) LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2024).

2.3#
Closing Agreement, dated as of January 31, 2025, by and among Crescent Energy Finance LLC, Crescent Energy Company, Ridgemar Energy Operating, LLC and Ridgemar (Eagle Ford) LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2025).

2.4#
Agreement and Plan of Merger, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc., Venus Merger Sub I Inc. and Merger Sub II LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

3.1
Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2021).
4.1
Indenture (7.625% Senior Notes due 2032), dated as of March 26, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2024).

4.2
First Supplemental Indenture, dated as of September 3, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2024).

4.3
Second Supplemental Indenture, dated as of November 7, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2024).

4.4
Third Supplemental Indenture, dated as of December 11, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2024).

4.5
Fourth Supplemental Indenture, dated as of March 24, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2025).

4.6
Fifth Supplemental Indenture, dated as of July 7, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2025).

4.7
Sixth Supplemental Indenture, dated as of December 15, 2025, among Vital Midstream Services, LLC, Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 25, 2026).

4.8
Indenture (7.375% Senior Notes due 2033), dated as of June 14, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2024).

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

4.11
Third Supplemental Indenture, dated as of November 7, 2024, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025).

4.12
Fourth Supplemental Indenture, dated as of March 24, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2025).

4.13
Fifth Supplemental Indenture, dated as of July 7, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2025).

4.14
Sixth Supplemental Indenture, dated as of December 15, 2025, among Vital Midstream Services, LLC, Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 25, 2026).

4.15
Indenture (8.375% Senior Notes due 2034), dated as of July 8, 2025, among Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 11, 2025).

4.16
First Supplemental Indenture, dated as of December 15, 2025, among Vital Midstream Services, LLC, Crescent Energy Finance LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 25, 2026).

4.17
Indenture (7.75% Senior Notes due 2029), dated as of July 16, 2021, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on July 16, 2021).

4.18
First Supplemental Indenture, dated as of December 5, 2023, among Vital Energy, Inc. (formerly known as Laredo Petroleum, Inc.), the guarantors named therein, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.19
Second Supplemental Indenture, dated as of December 12, 2025, among Vital Energy, Inc., the guarantors named therein, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.20
Third Supplemental Indenture, dated as of December 15, 2025, among Crescent Energy Finance, LLC, the guarantors named therein, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.21
Indenture, dated as of March 18, 2015, among Laredo Petroleum, Inc., Laredo Midstream Services, LLC, Garden City Minerals, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380) filed with the Securities and Exchange Commission on March 24, 2015).

4.22
Fifth Supplemental Indenture (9.750% Senior Notes due 2030), dated as of September 25, 2023, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on September 25, 2023).

4.23
Sixth Supplemental Indenture, dated as of December 12, 2025, among Vital Energy, Inc., the guarantors named therein, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.24
Seventh Supplemental Indenture, dated as of December 15, 2025, among Crescent Energy Finance, LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.25
Indenture (7.87% Senior Notes due 2032), dated as of March 28, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on March 28, 2024).

4.26
First Supplemental Indenture, dated as of December 15, 2025, among Crescent Energy Finance, LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.27
Indenture (7.75% Senior Notes due 2029), dated as of January 2, 2026, among Crescent Energy Finance LLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2026).

4.28
Indenture (9.750% Senior Notes due 2030), dated as of January 2, 2026, among Crescent Energy Finance LLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2026).

4.29
Indenture (2.75% Convertible Senior Notes due 2031), dated as of March 6, 2026, between Crescent Energy Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2026).

10.1#
Fifteenth Amendment to Credit Agreement, dated May 18, 2026, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2026).

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

* Filed herewith
** Furnished herewith.
#     Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESCENT ENERGY COMPANY
(Registrant)

August 3, 2026	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

August 3, 2026	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)