Form 10-Q
period 2026-09-30
Crescent Energy Co
filed 2026-11-02
CIK 1866175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	CRGY	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

As of October 30, 2026, there were approximately 422,456,708 shares outstanding of the registrant’s Class A common stock.

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
Mcf/d — One thousand cubic feet of natural gas per day.
MMBoe — One million Boe.
MMBtu — One million Btus.
MMcf — One million cubic feet of natural gas.
MMcf/d — One million cubic feet of natural gas per day.
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

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil, natural gas and natural gas liquids (“NGLs”) production, the number of anticipated wells to be drilled or completed after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•commodity price volatility;
•our business strategy;
•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of our acquisitions, including our acquisition of Vital Energy, Inc. (“Vital” and such acquisition, the “Vital Energy Merger”) and, if completed, the pending acquisition of the Eagle Ford assets (the “Devon EF Assets,” and such acquisition, the “Devon EF Assets Acquisition”) from Devon Energy Production Company, L.P., a subsidiary of Devon Energy Corporation (NYSE: DVN);
•the risk that the Vital Energy Merger and, if completed, the Devon EF Assets Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our Class A Common Stock (as defined below);
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
•the impact of central bank policy actions, including any changes in interest rates, any changes in its policy priorities, and disruptions in the banking industry and in the capital markets;
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
•federal and state regulations and laws, including those relating to taxes (including the One Big Beautiful Bill Act and the Inflation Reduction Act of 2022), tariffs and international trade, safety and the protection of the environment, and the impact thereof on us;
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
•effects of competition; and
•seasonal weather conditions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability and cost of drilling and production equipment and services, project construction delays, environmental risks, drilling and other operating risks, lack of availability or capacity of midstream gathering and transportation infrastructure, regulatory changes, including the impact of tariffs and international trade, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, including restrictions due to elevated interest rates, the timing of development expenditures and the other risks described under “Risk Factors” in this Quarterly Report, in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission.

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

Part I – Financial Information
Item 1. Financial Statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,126	$10,157
Restricted cash	5,506	725,702
Accounts receivable, net	768,503	738,333
Accounts receivable – affiliates	10,268	4,501
Derivative assets – current	3,592	322,784
Prepaid expenses	41,629	46,309
Other current assets	84,982	13,271
Total current assets	920,606	1,861,057
Property, plant and equipment:
Oil and natural gas properties at cost, successful efforts method
Proved	14,513,195	13,264,097
Unproved	512,857	413,444
Oil and natural gas properties at cost, successful efforts method	15,026,052	13,677,541
Field and other property and equipment, at cost	174,451	157,031
Total property, plant and equipment	15,200,503	13,834,572
Less: accumulated depreciation, depletion, amortization and impairment	(4,610,514)	(3,558,601)
Property, plant and equipment, net	10,589,989	10,275,971
Derivative assets – noncurrent	9,273	2,829
Investments in equity affiliates	10,466	8,146
Deferred tax asset	71,465	143,706
Other assets	157,417	151,498
TOTAL ASSETS	$11,759,216	$12,443,207

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,010,370	$1,121,678
Accounts payable – affiliates	19,948	46,279
Derivative liabilities – current	233,726	—
Financing lease obligations – current	4,066	4,860
Other current liabilities	110,439	86,603
Total current liabilities	1,378,549	1,259,420
Long-term debt	4,717,703	5,524,128
Derivative liabilities – noncurrent	21,067	13,421
Asset retirement obligations	387,094	383,057
Deferred tax liability	16,375	11,671
Financing lease obligations – noncurrent	1,027	3,228
Other liabilities	101,276	82,847
Total liabilities	6,623,091	7,277,772
Commitments and contingencies (Note 9)
Equity:
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 337,664,962 and 334,979,293 shares issued, 330,456,708 and 327,900,272 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	33	33
Class B common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 500,000,000 shares authorized and 1,000 Series I preferred shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost; 7,208,254 and 7,079,021 shares of Class A common stock as of September 30, 2026 and December 31, 2025, respectively	(72,690)	(71,054)
Additional paid-in capital	5,200,121	5,228,928
Retained earnings (accumulated deficit)	—	—
Noncontrolling interests	8,661	7,528
Total equity	5,136,125	5,165,435
TOTAL LIABILITIES AND EQUITY	$11,759,216	$12,443,207

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Oil	$1,042,500	$596,288	$3,162,646	$1,818,435
Natural gas	154,593	144,462	346,734	490,903
Natural gas liquids	140,345	92,589	394,823	298,306
Midstream and other	13,774	33,240	24,793	107,091
Total revenues	1,351,212	866,579	3,928,996	2,714,735
Expenses:
Lease and asset operating expense	229,393	187,125	670,671	559,594
Workover expense	30,886	23,105	94,131	58,486
Gathering, processing and transportation	90,190	93,427	286,744	304,789
Production and other taxes	78,412	55,430	203,119	170,917
Depreciation, depletion and amortization	374,895	298,450	1,087,024	878,079
Impairment of oil and natural gas properties	—	73,527	—	122,159
Exploration expense	4,225	1,002	11,110	6,882
Midstream and other operating expense	5,312	27,796	16,216	86,639
General and administrative expense	65,275	74,275	189,569	255,657
(Gain) loss on sale of assets	(6,065)	1,641	(16,755)	(11,131)
Total expenses	872,523	835,778	2,541,829	2,432,071
Income (loss) from operations	478,689	30,801	1,387,167	282,664
Other income (expense):
Gain (loss) on derivatives	(405,833)	55,702	(930,541)	163,259
Interest expense	(94,214)	(72,629)	(298,611)	(221,029)
Loss from extinguishment of debt	(16)	(29,248)	(17,413)	(29,248)
Other income (expense)	26,427	209	26,571	440
Income (loss) from equity affiliates	339	864	395	1,695
Total other income (expense)	(473,297)	(45,102)	(1,219,599)	(84,883)
Income (loss) before taxes	5,392	(14,301)	167,568	197,781
Income tax benefit (expense)	(5,983)	4,032	(93,631)	(39,638)
Net income (loss)	(591)	(10,269)	73,937	158,143
Less: net (income) loss attributable to noncontrolling interests	(1,576)	762	(3,186)	(2,526)
Less: net (income) loss attributable to redeemable noncontrolling interests	—	—	—	(14,050)
Net income (loss) attributable to Crescent Energy	$(2,167)	$(9,507)	$70,751	$141,567
Net income (loss) per share:
Class A common stock – basic	$(0.01)	$(0.04)	$0.21	$0.61
Class A common stock – diluted	$(0.01)	$(0.04)	$0.21	$0.60
Class B common stock – basic and diluted	$—	$—	$—	$—
Weighted average shares outstanding:
Class A common stock – basic	330,421	254,621	329,667	233,261
Class A common stock – diluted	330,421	254,621	341,749	236,029
Class B common stock – basic and diluted	—	—	—	22,207

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

The accompanying notes to financial statements are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Crescent Energy Company
	Class A Common Stock		Class B Common Stock		Series I Preferred Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	327,900	$33	—	$—	1	$—	7,079	$(71,054)	$5,228,928	$—	$7,528	$5,165,435
Net income (loss)	—	—	—	—	—	—	—	—	—	(419,847)	671	(419,176)
Distributions	—	—	—	—	—	—	—	—	—	—	(757)	(757)
Dividends	—	—	—	—	—	—	—	—	(39,348)	—	—	(39,348)
Equity-based compensation	2,094	—	—	—	—	—	1	(8)	23,429	—	—	23,421
Changes in equity associated with 2031 Convertible Notes capped call, net of tax impact	—	—	—	—	—	—	—	—	(44,257)	—	—	(44,257)
Other	—	—	—	—	—	—	—	—	1,129	—	—	1,129
Balance at March 31, 2026	329,994	$33	—	$—	1	$—	7,080	$(71,062)	$5,169,881	$(419,847)	$7,442	$4,686,447
Net income (loss)	—	—	—	—	—	—	—	—	—	492,765	939	493,704
Distributions	—	—	—	—	—	—	—	—	—	—	(744)	(744)
Dividends	—	—	—	—	—	—	—	—	—	(39,631)	—	(39,631)
Equity-based compensation	351	—	—	—	—	—	111	(1,379)	21,280	—	—	19,901
Other	—	—	—	—	—	—	—	—	(88)	—	—	(88)
Balance at June 30, 2026	330,345	$33	—	$—	1	$—	7,191	$(72,441)	$5,191,073	$33,287	$7,637	$5,159,589
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,167)	1,576	(591)
Distributions	—	—	—	—	—	—	—	—	—	—	(901)	(901)
Dividends	—	—	—	—	—	—	—	—	(8,529)	(31,120)	—	(39,649)
Equity-based compensation	111	—	—	—	—	—	17	(249)	20,773	—	—	20,524
Other	—	—	—	—	—	—	—	—	(3,196)	—	349	(2,847)
Balance at September 30, 2026	330,456	$33	—	$—	1	$—	7,208	$(72,690)	$5,200,121	$—	$8,661	$5,136,125

The accompanying notes are an integral part of these condensed consolidated financial statements

CRESCENT ENERGY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$73,937	$158,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	1,087,024	878,079
Impairment expense	—	122,159
Deferred tax expense (benefit)	89,339	36,832
(Gain) loss on derivatives	930,541	(163,259)
Net cash (paid) received on settlement of derivatives	(504,029)	31,038
Non-cash equity-based compensation expense	65,482	143,281
Amortization of debt issuance costs, premium and discount	12,491	11,161
Loss from debt extinguishment	17,413	29,248
(Gain) loss on sale of oil and natural gas properties	(16,755)	(11,131)
Settlement of acquired derivative contracts	156,332	49,580
Other	(18,993)	(28,248)
Changes in operating assets and liabilities	(168,308)	52,257
Net cash provided by operating activities	1,724,474	1,309,140
Cash flows from investing activities:
Development of oil and natural gas properties	(1,019,827)	(691,373)
Acquisitions of oil and natural gas properties, net of cash acquired	(359,233)	(942,465)
Proceeds from the sale of oil and natural gas properties	28,834	114,799
Purchases of restricted investment securities – HTM	(21,887)	(16,158)
Maturities of restricted investment securities – HTM	21,939	16,168
Other	(11,661)	—
Net cash used in investing activities	(1,361,835)	(1,519,029)
Cash flows from financing activities:
Proceeds from the issuance of Senior Notes, after premium, discount and underwriting fees	671,025	591,750
2031 Convertible Notes capped call	(56,649)	—
Repurchase of Senior Notes, including extinguishment costs	(810,261)	(522,360)
Revolving Credit Facility borrowings	3,487,000	2,735,000
Revolving Credit Facility repayments	(4,259,648)	(2,663,000)
CRF Credit Facility borrowings	305,000	—
CRF Credit Facility repayments	(221,500)	—
Proceeds from issuance of CRF Term Loan	135,000	—
Repayments of CRF Term Loan	(135,000)	—
Payment of debt issuance costs	(10,150)	(6,319)
Settlement of Ridgemar contingent earn-out consideration	(35,295)	—
Dividends	(118,627)	(84,565)
Distributions to redeemable noncontrolling interests	—	(17,192)
Repurchase of noncontrolling interest	(32,196)	—
Noncontrolling interest distributions	(2,402)	(4,150)
Cash paid for treasury stock acquired for equity-based compensation tax withholding	(1,635)	(58)
Repurchases of Class A common stock	—	(33,828)
Other	—	(2,846)
Net cash provided by (used in) financing activities	(1,085,338)	(7,568)
Net change in cash, cash equivalents and restricted cash	(722,699)	(217,457)
Cash, cash equivalents and restricted cash, beginning of period	753,310	240,908
Cash, cash equivalents and restricted cash, end of period	$30,611	$23,451
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

2025 Equity Transactions

In March 2025, Independence Energy Aggregator L.P. (“Aggregator”), the entity through which certain private investors in affiliated KKR Group entities hold their interests in us, exercised its redemption right with respect to 2.9 million OpCo Units, and such OpCo Units were exchanged for an equivalent number of shares of Class A Common Stock and a corresponding number of shares of Class B Common Stock were cancelled (the “2025 Class A Redemption”). The shares of Class A Common Stock were sold by Aggregator at a price per share of $9.91, pursuant to Rule 144, through a broker-dealer. We did not receive any proceeds or incur any material expenses related to the 2025 Class A Redemption.

As a result of the 2025 Class A Redemption and the Corporate Simplification, the total number of shares of our Class A Common Stock increased by 65.9 million shares with a corresponding decrease in the number of shares of our Class B Common Stock, and redeemable noncontrolling interests decreased by $1,210.8 million, while Additional paid-in capital (“APIC”) increased by $1,210.8 million.

Treasury Stock

Our Board of Directors authorized a stock repurchase program in March 2024 with an approved limit of $150.0 million and a two-year term. In February 2026, our Board of Directors extended the stock repurchase program indefinitely and increased the approved limit to $400.0 million. We may repurchase shares of our Class A Common Stock under such program. Such repurchases may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases of our Class A Common Stock pursuant to our stock repurchase program.

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as a reduction to equity on our condensed consolidated balance sheets. For the nine months ended September 30, 2025, we repurchased 4.1 million shares of our Class A Common Stock for $33.5 million, at an average price of $8.21 per share (the “2025 Class A Repurchases”). In connection therewith, we cancelled a corresponding number of OpCo Units held by us. After the 2025 Class A Repurchases, the remaining amount under the plan (as re-authorized in February 2026) is approximately $336.0 million as of September 30, 2026.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash presented on our balance sheets to amounts shown in our condensed consolidated statements of cash flows:

	As of September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$6,126	$3,531
Restricted cash – current	5,506	5,346
Restricted cash – noncurrent	18,979	14,574
Total cash, cash equivalents and restricted cash	$30,611	$23,451

Income Taxes

CEC is a holding company and its sole material asset is OpCo Units. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. Crescent is subject to U.S. federal and certain state taxes on its allocable share of any taxable income of OpCo. For the three and nine months ended September 30, 2026, we recognized income tax expense of $6.0 million and $93.6 million for an effective tax rate of 111.0% and 55.9%, respectively. For the three and nine months ended September 30, 2025, we recognized income tax benefit of $4.0 million and income tax expense of $39.6 million for an effective tax rate of 28.2% and 20.0%, respectively.

For the nine months ended September 30, 2026, the effect of various discrete period tax items was a net tax expense of $48.6 million. Significant discrete items included permanent differences recognized in connection with the vesting of the performance stock units granted to our Manager (“Manager PSUs”). Excluding discrete items, our effective tax rate was 26.9% during the nine months ended September 30, 2026. There were no significant discrete tax items affecting our effective tax rate for the nine months ended September 30, 2025.

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

We have U.S. federal net operating loss (“NOL”) carryforwards and recognized built-in-loss (“RBIL”) property that are subject to limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “IRC”). Pursuant to Sections 382 and 383 of the IRC, utilization of our NOL and RBIL carryforwards is subject to an annual limitation. These annual limitations may result in the expiration of U.S. federal NOL and RBIL carryforwards prior to utilization. Accordingly, we have maintained a valuation allowance related to U.S. federal NOL and RBIL carryforwards that we do not believe are recoverable due to these limitations under Section 382 of the IRC. Our October 2026 Primary Offering (see NOTE 14 – Subsequent Events for additional information) may have resulted in an ownership change under Section 382 of the IRC. Based on our preliminary analysis, we do not expect any resulting limitation to materially further restrict utilization of our tax attributes beyond existing limitations from prior ownership changes.

As of September 30, 2026 and December 31, 2025, we did not have any uncertain tax positions.

Supplemental Cash Flow Disclosures

The following are our supplemental cash flow disclosures for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$298,455	$228,495
Income tax payments (refunds)	719	8,847
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$169,892	$164,045
Equity consideration for acquisitions	—	82,145
Vital purchase price allocation adjustment	6,951	—
Right-of-use assets obtained in exchange for leases	63,433	13,669
NOTE 3 – Acquisitions and Divestitures

Acquisitions

Vital Energy Merger

In December 2025, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated August 24, 2025 (the “Vital Energy Merger Agreement” and the transactions contemplated within the Vital Energy Merger Agreement, the “Vital Energy Merger”), between CEC, Venus Merger Sub I Inc., Venus Merger Sub II LLC and Vital. The Vital Energy Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with Crescent being identified as the accounting acquirer.

In accordance with the terms of the Vital Energy Merger Agreement, each share of Vital common stock issued and outstanding immediately prior to the Effective Time (as defined in the Vital Energy Merger Agreement) was converted into the right to receive from Crescent 1.9062 shares of Class A Common Stock, with cash paid in lieu of any fractional shares of Class A Common Stock. Each Vital restricted stock award that was outstanding immediately prior to the Vital Energy Merger vested in full and was cancelled and converted into the right to receive, without interest, the merger consideration in respect of each share of Vital common stock subject thereto, with cash paid in lieu of any fractional shares of Class A Common Stock. Each Vital cash-settled performance unit that was outstanding immediately prior to the Effective Time vested in full, with performance conditions deemed to have been satisfied at the target performance level, and was cancelled and converted into the right to receive a lump-sum cash payment equal to the product of (i) the total number of shares of Vital common stock subject to such Vital cash-settled performance unit and (ii) the closing trading price per share of Vital common stock reported on the NYSE on the trading day immediately preceding the closing of the Vital Energy Merger, less applicable tax withholdings.

Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Vital’s assets and liabilities. We expect to complete the purchase price allocation during the 12-month period following the acquisition date of the Vital Energy Merger. During the nine months ended September 30, 2026, we adjusted the preliminary purchase price for the Vital Energy Merger to reflect certain post-closing adjustments, which included an increase to Oil and gas properties - proved of $6.3 million, an increase to Oil and gas properties - unproved of $0.7 million, a decrease to Accounts receivable, net of $2.8 million, a decrease to Prepaid expenses of $0.3 million, a decrease to Accounts payable and accrued liabilities of $4.8 million, and an increase to Other current liabilities of $8.6 million on the condensed consolidated balance sheets.

Crescent issued 73.3 million shares of Class A Common Stock in the Vital Energy Merger and paid $3.7 million in cash to settle outstanding Vital equity awards.

We reorganized our business as a result of the integration of the assets acquired in the Vital Energy Merger, our acquisition of SilverBow Resources, Inc. (the “SilverBow Merger”) and certain divestitures, which included one-time termination costs and exit costs for the closure of certain legacy corporate offices. As of September 30, 2026, we expected the total amount of one-time employee termination benefits incurred to be $65.1 million and lease termination and other costs of $16.6 million, respectively. The following is a reconciliation of our restructuring liability, which is included within Accounts payable and accrued liabilities on the consolidated balance sheets.

	One-time employee termination benefits	Lease termination and other costs	Total
	(in thousands)
December 31, 2025	$52,166	$9,153	$61,319
Costs incurred and charged to expense	2,403	165	2,568
Costs paid	(50,613)	(8,838)	(59,451)
September 30, 2026	$3,956	$480	$4,436

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

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, including transaction costs and certain customary purchase price adjustments (the “2025 Minerals Acquisition” and collectively with the 2026 Minerals Acquisitions, the “Minerals Acquisitions”).

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

Consideration Transferred

The following table summarizes the consideration transferred and the net assets acquired for our acquisitions during 2026 and 2025 that impact the periods presented:

	Asset Acquisitions					Business Combination
Acquisition period	2026			2025		2025
	January 2026 Minerals Acquisition	February 2026 Minerals Acquisition	2025 Minerals Acquisition	Ridgemar Acquisition	Webb Gas Acquisition	Vital Energy Merger
	(in thousands)
Consideration transferred:
Cash consideration:
Cash	$47,660	$307,599	$67,369	$807,247	$21,204	$—
Settlement of Equity Awards in cash						3,693
Equity consideration:
Fair value of Class A Common Stock issued	—	—	—	82,145	—	640,982
Settlement of Equity Awards in Class A Common Stock	—	—	—	—	—	7,557
Fair value of contingent earn-out consideration	—	—	—	51,746	—	—
Transaction costs capitalized	224	2,255	490	18,484	—	—
Total	$47,884	$309,854	$67,859	$959,622	$21,204	$652,232
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$—	$—	$—	$—	$122,923
Accounts receivable, net	—	—	—	1,150	—	276,882
Derivative assets – current	—	—	—	—	—	184,247
Prepaid expenses	—	—	—	—	—	25,559
Oil and natural gas properties - proved	23,189	169,735	57,200	988,758	21,204	2,214,221
Oil and natural gas properties - unproved	24,695	140,119	11,044	—	—	137,751
Field and other property and equipment	—	—	—	3,240	—	50,156
Derivative assets – noncurrent	—	—	—	—	—	2,471
Deferred tax asset	—	—		—		695,291
Other assets	—	—	—	—	—	62,847
Accounts payable and accrued liabilities	—	—	(385)	(9,565)	—	(416,454)
Other current liabilities	—	—	—	(573)	—	(39,046)
Long-term debt	—	—	—	—	—	(2,490,578)
Derivative liabilities – noncurrent	—	—		—		(7,329)
Asset retirement obligations	—	—	—	(22,855)	—	(127,821)
Other liabilities	—	—	—	(533)	—	(38,888)
Net assets acquired	$47,884	$309,854	$67,859	$959,622	$21,204	$652,232

Supplemental Pro Forma Information (Unaudited)

The following table summarizes our unaudited pro forma financial information for the nine months ended September 30, 2025 as if the Vital Energy Merger occurred on January 1, 2025:

Nine Months Ended September 30, 2025
(in thousands)
Revenues	$4,077,367
Net income (loss)	(545,193)

Divestitures

During 2025, we sold non-core assets as part of our 2025 non-core asset divestiture program for total consideration in excess of $900.0 million, subject to customary purchase price adjustments and transaction costs. Under this program, we received $114.8 million in aggregate net cash proceeds through September 30, 2025 and $847.1 million in aggregate net cash proceeds through December 31, 2025.

Certain of these transactions met the criteria for classification as held for sale as of September 30, 2025. In connection with these transactions, we performed an assessment of the fair value of the associated net assets and liabilities and determined certain of those assets were impaired, and as such, during the three and nine months ended September 30, 2025, we recorded impairment expense of $73.5 million and $122.2 million, respectively, to write down those assets to the estimated transaction price less cost to sell. In addition, we recorded a loss of $1.6 million and a gain of $11.1 million, respectively, on the sale of certain other assets for the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, we received $11.5 million in additional net cash proceeds and recorded a gain of $13.6 million as part of the customary purchase price adjustments for divestitures completed under the 2025 non-core asset divestiture program.

Separately, during the nine months ended September 30, 2026, we sold additional non-core assets to unrelated third-party buyers for $17.3 million in aggregate net cash proceeds and recorded a gain of $3.2 million.
NOTE 4 – Derivatives

In the normal course of business we are exposed to certain risks, including changes in the prices of oil, natural gas and NGLs which may impact the cash flows associated with the sale of our future oil and natural gas production. We enter into derivative contracts with lenders under our reserve-based revolving credit facility, by and among CEF, as borrower, and Wells Fargo Bank, National Association, as administrative agent for the lenders and letter of credit issuer (as amended, restated or otherwise modified to date, the “Revolving Credit Facility”), that consist of either a single derivative instrument or a combination of instruments to manage our exposure to these risks.

As of September 30, 2026, our commodity derivative instruments consisted of fixed price and basis swaps and collars which are described below:

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

The following table details our net volume positions by commodity as of September 30, 2026:

Production Period	Volumes	Weighted Average Fixed Price
	(in thousands)
Crude oil swaps – WTI (Bbls):
2026	5,253	$64.62
2027	5,490	$62.40
2027 (1)	4,563	$73.92
Crude oil two-way collars – WTI (Bbls):
2026	460	$60.00		-	$70.03
Crude oil three-way collars – WTI (Bbls):
2026	1,518	$48.00	-	$60.61	-	$74.98
2027	6,911	$52.87	-	$64.75	-	$81.37
2027 (2)	460	$45.00	-	$60.00	-	$70.00
Crude oil two-way collars – Brent (Bbls):
2026	46	$60.00		-	$82.00
Natural gas swaps (MMBtu):
2026	22,540	$4.10
2027	7,300	$4.21
2027 (3)	18,250	$4.19
Natural gas two-way collars (MMBtu):
2026	10,120	$3.04		-	$4.74
Crude oil basis swaps (Bbls):
2026	5,428	$1.34
2027	6,920	$1.48
Natural gas basis swaps (MMBtu):
2026	24,840	$(0.43)
2027	91,250	$(0.42)
Calendar Month Average roll swaps (Bbls):
2026	5,520	$0.56
Natural gas fixed index swaps – Waha (MMBtu):
2026	13,984	$2.41
2027	43,800	$2.69

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

On September 29, 2026, we entered into an Earnout Termination Agreement with the former owners of Ridgemar, under which we paid $12.3 million to terminate the $25.0 million contingent consideration payments originally scheduled for the third and fourth quarters of 2027.

The fair value of the Ridgemar Contingent Consideration is determined by a third-party valuation specialist using a Monte Carlo simulation. The significant inputs used in the valuation are the NYMEX WTI forward price curve, mean reversion rate, and volatility. We determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. Contingent earn-out consideration is included in Other current liabilities and Other liabilities on the condensed consolidated balance sheets. The average WTI price exceeded the applicable thresholds of $70 per barrel for the first quarter of 2026 and $75 per barrel for the second and third quarters of 2026. During the nine months ended September 30, 2026, we made net payments totaling $85.5 million for the 2026 quarterly earn-outs and early termination of the second half of 2027 earn-outs, after $1.8 million of proceeds from derivative contracts entered into to mitigate commodity price exposure.

Vital Contingent Consideration: As part of the Vital Energy Merger, we acquired a contingent consideration arrangement in which we are entitled to receive contingent consideration payments from a third party if certain performance conditions are met related to certain assets previously sold by Vital (the “Vital Contingent Consideration”). We are entitled to up to $3.2 million for the remainder of 2026 and $58.6 million in 2027 if certain performance conditions are met within those periods. The fair value of the Vital Contingent Consideration is determined by a third-party valuation specialist using a Monte Carlo simulation. The significant inputs used in the valuation include Crescent’s internally developed cash flow projections for the underlying assets and a risk-adjusted discount rate, which is developed by the third-party valuation specialist based on market participant assumptions and prevailing market conditions. We determined that these Level 3 fair value inputs are primarily based on unobservable inputs. As of December 31, 2025, contingent earn-out consideration is included in Other assets, and as of September 30, 2026, it is included in Other assets - current on the condensed consolidated balance sheets.

We use derivative commodity instruments and enter into swap contracts that are governed by International Swaps and Derivatives Association (“ISDA”) master agreements. The following table shows the effects of master netting arrangements on the fair value of our derivative contracts and contingent earn-out consideration as of September 30, 2026 and December 31, 2025:

	Gross Fair Value	Effect of Counterparty Netting	Net Carrying Value
	(in thousands)
September 30, 2026
Assets:
Derivative assets – current	$99,433	$(95,841)	$3,592
Other assets – current	30,983	—	30,983
Derivative assets – noncurrent	24,031	(14,758)	9,273
Total assets	$154,447	$(110,599)	$43,848
Liabilities:
Derivative liabilities – current	$(329,567)	$95,841	$(233,726)
Other current liabilities	(33,692)	—	(33,692)
Derivative liabilities – noncurrent	(35,825)	14,758	(21,067)
Total liabilities	$(399,084)	$110,599	$(288,485)

December 31, 2025
Assets:
Derivative assets – current	$346,849	$(24,065)	$322,784
Derivative assets – noncurrent	22,875	(20,046)	2,829
Other assets	17,590	—	17,590
Total assets	$387,314	$(44,111)	$343,203
Liabilities:
Derivative liabilities – current	$(24,065)	$24,065	$—
Other current liabilities	(16,153)	—	(16,153)
Derivative liabilities – noncurrent	(33,467)	20,046	(13,421)
Other liabilities	(10,717)	—	(10,717)
Total liabilities	$(84,402)	$44,111	$(40,291)

See NOTE 5 – Fair Value Measurements for more information.

The amounts of gain (loss) recognized in gain (loss) on derivatives in our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Derivatives not designated as hedging instruments:
Realized gain (loss) on oil positions	$(160,004)	$17,667	$(546,813)	$40,707
Realized gain (loss) on natural gas positions	23,019	4,036	92,941	(8,067)
Realized gain (loss) on NGL positions	—	140	—	(1,602)
Realized gain (loss) on contingent earn-out consideration	(23,875)	—	(50,157)	—
Total realized gain (loss) on derivatives	(160,860)	21,843	(504,029)	31,038
Unrealized gain (loss) on commodity derivatives	(245,812)	31,384	(397,788)	118,882
Unrealized gain (loss) on contingent earn-out consideration	839	2,475	(28,724)	13,339
Total unrealized gain (loss) on derivatives	(244,973)	33,859	(426,512)	132,221
Gain (loss) on derivatives	$(405,833)	$55,702	$(930,541)	$163,259
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

Recurring Fair Value Measurements

The following table presents the fair value of our derivative assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2026
Financial assets:
Derivative assets	$—	$123,464	$—	$123,464
Vital contingent earn-out consideration	—	—	30,983	30,983
Financial liabilities:
Derivative liabilities	$—	$(365,392)	$—	$(365,392)
Ridgemar contingent earn-out consideration	—	(33,692)	—	(33,692)
December 31, 2025
Financial assets:
Derivative assets	$—	$369,724	$—	$369,724
Vital contingent earn-out consideration	—	—	17,590	17,590
Financial liabilities:
Derivative liabilities	$—	$(57,532)	$—	$(57,532)
Ridgemar contingent earn-out consideration	—	(26,870)	—	(26,870)

As of September 30, 2026
(in thousands)
Rollforward of Recurring Level 3 Fair Value Measurements:
Beginning balance	$17,590
Unrealized gain (loss) on Vital contingent earn-out consideration	13,393
Ending balance	$30,983

Non-Recurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis. We utilize fair value measurements on a non-recurring basis to value our oil and natural gas properties when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. When a triggering event is identified, we compare the carrying amount of our oil and natural gas properties to the estimated undiscounted cash flows our oil and natural gas properties will generate to determine if the carrying amount is recoverable. We perform this analysis on an asset pool basis. If the carrying amount exceeds the estimated undiscounted cash flows, we will write down the carrying amount of the oil and natural gas properties to fair value. The Level 3 inputs used to determine such fair value are primarily based upon internally developed cash flow models and estimated net proceeds upon the potential sale of an asset pool and are classified within Level 3. Significant Level 3 assumptions associated with discounted cash flows include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, and discount rates commensurate with the risk associated with realizing the projected cash flows.

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

Other Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments. Our long-term debt obligations under our Revolving Credit Facility also have approximate fair value because the associated variable rates of interest are market based. The fair value of the Company’s outstanding senior notes (collectively, “Senior Notes”) as of September 30, 2026 and December 31, 2025 was approximately $4.8 billion and $4.7 billion, respectively, based on quoted market prices or Level 1 inputs.
NOTE 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Accounts payable and accrued liabilities:
Accounts payable	$221,670	$144,794
Accrued lease and asset operating expense	142,290	177,348
Accrued capital expenditures	123,537	164,739
Accrued general and administrative expense	15,275	86,964
Accrued gathering, processing and transportation expense	86,721	72,303
Accrued revenue and royalties payable	226,221	304,468
Accrued interest expense	121,368	130,816
Accrued severance taxes	53,548	22,449
Other	19,740	17,797
Total accounts payable and accrued liabilities	$1,010,370	$1,121,678

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
Crescent Energy Finance LLC
Senior Notes
2028 Notes

At December 31, 2025, we had $500.0 million outstanding aggregate principal amount of 9.250% senior notes due 2028 (the “2028 Notes”). In March 2026, we redeemed all of the remaining 2028 Notes (the “2028 Notes Redemption”), at a price of 102.3125%. As a result of the 2028 Notes Redemption, we incurred a loss on the extinguishment of debt of approximately $17.0 million, including $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums.

2029 Notes

At December 31, 2025, we had $298.2 million outstanding aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Notes”). In March 2026, we repurchased $39.1 million of our outstanding 2029 Notes in open market transactions, at an average price of 101.014%. As a result of the repurchases, we incurred a loss on the extinguishment of debt of approximately $0.4 million. In July 2026, we redeemed all of the remaining 2029 Notes (the “2029 Notes Redemption”) at a redemption price equal to 100.000% of the outstanding principal amount, or $258.7 million, plus accrued and unpaid interest to, but excluding, the redemption date.

2030 Notes

At December 31, 2025, we had $302.4 million outstanding aggregate principal amount of 9.750% senior notes due 2030 (the “2030 Notes”). In September 2026, we repurchased $0.3 million of our outstanding 2030 Notes in an open market transaction, at a price of 104.874%.

Revolving Credit Facility

Overview

We are party to a senior secured reserve-based revolving credit agreement with Wells Fargo Bank, National Association as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto.
On May 18, 2026, we entered into the Fifteenth Amendment (the “CEF 15th CA Amendment”) to the credit agreement governing our Revolving Credit Facility (the “CEF Credit Agreement”). Among other things, the CEF 15th CA Amendment (i) decreased our borrowing base from $3.9 billion to $3.5 billion, which constitutes the April 1, 2026 scheduled redetermination, (ii) extended our maturity date from October 22, 2030 to May 19, 2031 and (iii) provided that the incurrence of up to $600.0 million of certain additional indebtedness during the period beginning on May 18, 2026 and ending on the scheduled redetermination date for the October 1, 2026 scheduled redetermination will be excluded from the requirement for the borrowing base to be reduced by 0.25x of the principal amount of such new debt incurrences, so long as such debt is incurred during such period and does not exceed the $600.0 million aggregate threshold. The CEF 15th CA Amendment maintained the aggregate elected commitments at $2.0 billion.

Our Revolving Credit Facility matures on May 19, 2031, but contains terms that if certain conditions regarding our 9.750% Senior Notes due 2030 exist 91 days prior to their stated maturity, it will mature on such date. At September 30, 2026, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

Interest

Borrowings under the Revolving Credit Facility bear interest at either (i) a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted secured overnight financing rate (“SOFR”), plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for unused revolving commitments at September 30, 2026 is 0.375% per year and fees incurred are included within interest expense on our condensed consolidated statements of operations. Our weighted average interest rate on loan amounts outstanding as of December 31, 2025 was 5.56%. We had no borrowings outstanding under the Revolving Credit Facility at September 30, 2026.

Crescent Royalty Finance LLC

Crescent Royalty Finance Credit Facility

Overview

In February 2026, one of our subsidiaries, CRF, entered into a senior secured reserve-based revolving credit agreement with Wells Fargo Bank, National Association as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto (the “CRF Credit Facility”). The CRF Credit Facility provides for a $1.0 billion aggregate maximum credit amount senior secured reserve-based revolving credit facility, with an initial borrowing base and aggregate elected commitment amount of $365.0 million, consisting of $230.0 million under the revolving facility and a $135.0 million term loan (“CRF Term Loan”). As of September 30, 2026, following the repayment of the initial term loan facility, we had no borrowings outstanding under the CRF Term Loan. Revolving loans under the CRF Credit Facility mature on February 23, 2031, and initial term loans under the CRF Credit Facility mature on February 23, 2029. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1st and October 1st of each year. The next scheduled borrowing base redetermination is expected to be completed in November 2026, following the filing of this report.

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

Interest

Borrowings under the CRF Credit Facility bear interest at either (i) a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of CRF. The applicable margin and fee payable for the unused revolving commitments varies based upon CRF’s borrowing base utilization then in effect. The weighted average interest rate on the CRF Credit Facility amount outstanding as of September 30, 2026 was 6.825%.

Covenants

The CRF Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity and commodity swap agreements, liens and other transactions without the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter, beginning with the fiscal quarter ending on June 30, 2026. The CRF Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. As of September 30, 2026, we were in compliance with each of the covenants under the CRF Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

Total Debt Outstanding

The following table summarizes our debt balances as of September 30, 2026 and December 31, 2025:

	Debt Outstanding	Letters of Credit Issued	Borrowing Base	Maturity
	(in thousands)
September 30, 2026
Crescent Energy Company
2.750% Convertible Senior Notes due 2031	$690,000	$—	$—	3/15/2031
Less: Unamortized discount, premium and issuance costs	(18,066)
Crescent Energy Finance LLC
Revolving Credit Facility	—	14,125	3,500,000	5/19/2031
9.750% Senior Notes due 2030	301,824	—	—	10/15/2030
7.875% Senior Notes due 2032	1,000,000	—	—	4/15/2032
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
8.375% Senior Notes due 2034	600,000	—	—	1/15/2034
Less: Unamortized discount, premium and issuance costs	(38,075)
Crescent Royalty Finance LLC
CRF Term Loan	—	—	—	2/23/2029
CRF Credit Facility	83,500	—	230,000	2/23/2031
Less: Unamortized discount, premium and issuance costs	(1,480)
Total long-term debt	$4,717,703

December 31, 2025
Crescent Energy Finance LLC
Revolving Credit Facility	$772,000	$16,625	$3,900,000	10/22/2030
9.250% Senior Notes due 2028	500,000	—	—	2/15/2028
7.750% Senior Notes due 2029	298,214	—	—	7/31/2029
9.750% Senior Notes due 2030	302,364	—	—	10/15/2030
7.875% Senior Notes due 2032	1,000,000	—	—	4/15/2032
7.625% Senior Notes due 2032	1,100,000	—	—	4/1/2032
7.375% Senior Notes due 2033	1,000,000	—	—	1/15/2033
8.375% Senior Notes due 2034	600,000	—	—	1/15/2034
Less: Unamortized discount, premium and issuance costs	(48,450)
Total long-term debt	$5,524,128

NOTE 8 – Asset Retirement Obligations

Our ARO liabilities are based on our net ownership in wells and facilities and management’s estimate of the costs to abandon and remediate those wells and facilities together with management’s estimate of the future timing of the costs to be incurred. The following table summarizes activity related to our ARO liabilities for the nine months ended September 30, 2026:

As of September 30, 2026
(in thousands)
Balance at beginning of period	$402,601
Additions	2,437
Retirements	(6,594)
Divestitures	(32)
Accretion expense	22,354
Balance at end of period	420,766
Less: current portion	(33,672)
Balance at end of period, noncurrent portion	$387,094

NOTE 9 – Commitments and Contingencies

From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of business. In accordance with ASC Topic 450, Contingencies, an accrual is recorded for a material loss contingency when its occurrence is probable and damages are reasonably estimable based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes.

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

We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. We believe we are currently in compliance with all applicable federal, state and local regulations. Accordingly, no significant liability or loss associated with environmental remediation was recognized as of September 30, 2026.

NOTE 10 – Equity-Based Compensation Awards

Overview
We and certain of our subsidiaries have entered into incentive compensation award agreements to grant profits interests, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other incentive awards to our employees, our Manager, as defined within NOTE 11 – Related Party Transactions, and non-employee directors.

The following table summarizes compensation cost we recognized in connection with our equity-based compensation awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity-based compensation expense:	(in thousands)
Liability-classified profits interest awards	$2,084	$322	$3,382	$1,035
Equity-classified profits interest awards	—	197	—	584
Equity-classified LTIP RSU awards	635	912	3,657	2,725
Equity-classified LTIP PSU awards	467	205	1,352	643
Equity-classified Manager PSUs	19,671	22,474	60,473	139,329
Total equity-based compensation expense	$22,857	$24,110	$68,864	$144,316
Tax benefit related to equity-based compensation awards	$207	$47	$6,416	$652

Our incentive compensation awards may contain certain service-based, performance-based, and market-based vesting conditions, which are further discussed below.

Equity-classified LTIP RSU Awards

During the three and nine months ended September 30, 2026, we granted a total of 0.3 million and 2.1 million equity-classified LTIP RSUs with a weighted average grant date fair value of $14.07 and $12.90, respectively, under the Crescent Energy Company 2021 Equity Incentive Plan to certain directors, officers and employees. Each LTIP RSU represents the contingent right to receive one share of Class A Common Stock. The LTIP RSUs will vest over a period of one to three years, with equity-based compensation expense recognized ratably over the applicable vesting period. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to APIC on our condensed consolidated balance sheets. In addition, during the three and nine months ended September 30, 2026, we had 0.1 million and 0.5 million shares, net of tax withholding, related to outstanding LTIP RSU awards that vested.

Equity-classified LTIP PSU Awards

During the nine months ended September 30, 2026, we granted a total of 0.5 million equity-classified LTIP PSUs under the Crescent Energy Company 2021 Equity Incentive Plan to certain officers and employees. Each LTIP PSU represents the right to receive one share of Class A Common Stock, on such LTIP PSUs performance period end date, modified by an amount ranging from 0% to 240% based on certain absolute and relative shareholder return components. The grant date fair value was $22.75 per LTIP PSU. Compensation cost for these awards is presented within General and administrative expense on the condensed consolidated statements of operations with a corresponding credit to APIC on our condensed consolidated balance sheets.

Equity-classified Manager PSU Awards

In March 2026, the certification of the Company’s level of achievement with respect to the Target PSU (as defined below) for the first and second three-year performance period, or tranches, of the incentive compensation granted to the Manager under the Crescent Energy Company 2021 Manager Incentive Plan (the “Incentive Compensation”) was completed. As a result, such tranches were settled and the number of shares of our Class A Common Stock outstanding increased by 2.1 million shares accordingly. Additionally, the number of equity-classified PSU target shares of Class A Common Stock related to the Incentive Compensation increased by approximately 0.2 million shares for the nine months ended September 30, 2026. We accounted for this increase as a change in estimate and recognized additional expense of $0.1 million and $2.6 million for the three and nine months ended September 30, 2026, respectively. For more information on the Incentive Compensation, including the performance-based vesting criteria applicable thereto, see NOTE 11 – Related Party Transactions - Management Agreement.

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $78.5 million per annum (“Manager Compensation”), as of September 30, 2026, which is included in General and administrative expenses on our condensed consolidated statements of operations. As the Company’s business and assets expand, Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures and NOTE 14 – Subsequent Events for more information.

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

During the three and nine months ended September 30, 2026, we recorded General and administrative expense of $19.6 million and $58.9 million, respectively, related to the Manager Compensation. After the Corporate Simplification, there are no longer any outstanding redeemable noncontrolling interests in OpCo, and as such, we no longer make cash distributions to the holders of redeemable noncontrolling interests. During the three and nine months ended September 30, 2025, we recorded General and administrative expense of $17.4 million and $47.9 million, respectively, related to the Manager Compensation and concurrently made cash distributions of $8.8 million, during the nine months ended September 30, 2025, to our redeemable noncontrolling interests related to the Management Agreement. At both September 30, 2026 and December 31, 2025, we had $19.6 million included within Accounts payable – affiliates on the consolidated balance sheets associated with the Management Agreement.

Additionally, the Manager is entitled to receive Incentive Compensation under which the Manager is targeted to receive Class A Common Stock based on the achievement of certain performance-based measures. Initially, the Incentive Compensation consisted of five tranches, each of which featured a separate three-year performance period and relates to a target number of shares of Class A Common Stock equal to 2% of the outstanding Class A Common Stock as of the time such tranche is settled (each, a “Target PSU”). The first two tranches have vested and were fully expensed as of December 31, 2025. So long as the Manager continuously provides services to us until the end of the performance period applicable to a tranche, the Manager is entitled to settlement of such tranche with respect to a number of shares of Class A Common Stock ranging from 0% to 4.8% of the outstanding Class A Common Stock at the time each tranche is settled. Accordingly, as our Class A Common Stock share count increases, the number of equity-classified Manager PSU target shares of our Class A Common Stock granted under the Crescent Energy Company 2021 Manager Incentive Plan increases. During the three and nine months ended September 30, 2026, we recorded non-cash general and administrative expense of $19.7 million and $60.5 million, respectively, related to Incentive Compensation. During the three and nine months ended September 30, 2025, we recorded non-cash general and administrative expense of $22.5 million and $139.3 million, respectively, related to Incentive Compensation. See NOTE 10 – Equity-Based Compensation Awards for more information.

KKR Funds

From time to time, we may invest in upstream oil and gas assets alongside EIGF II and/or other KKR funds (“KKR Funds”) pursuant to the terms of the Management Agreement. In these instances, certain of our consolidated subsidiaries enter into Master Service Agreements (“MSA”) with entities owned by KKR Funds, pursuant to which our subsidiaries provide certain services to such KKR Funds, including the allocation of the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses and general and administrative expenses in the respective oil and natural gas properties, and the payment of all capital costs associated with the ongoing operations of the oil and natural gas assets. Our subsidiaries settle balances due to or due from KKR Funds on a quarterly basis. The administrative costs associated with these MSAs are allocated by us to KKR Funds based on (i) an actual basis for direct expenses we may incur on their behalf or (ii) an allocation of such charges between the various KKR Funds based on the estimated use of such services by each party. As of September 30, 2026 and December 31, 2025, we had a related party receivable of $9.6 million and $1.2 million, respectively, included within Accounts receivable – affiliates and a related party payable of $0.3 million and $25.1 million, respectively, included within Accounts payable – affiliates on our condensed consolidated balance sheets associated with KKR Funds transactions.

KKR Capital Markets LLC (“KCM”)

We may engage KCM, an affiliate of KKR Group, for capital market transactions primarily including notes offerings, credit facility structuring and equity offerings. See NOTE 14 – Subsequent Events for more information. The following table summarizes fees, discounts and commissions paid to KCM by Crescent in connection with our debt and equity transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Amounts paid to KCM	$—	$1,451	$5,008	$1,451

We recorded these fees to debt issuance costs within Long-term debt (notes offerings) and Other assets (credit facility structuring) or APIC (equity offerings). In connection with funding the Devon EF Assets Acquisition (as defined below), we expect to pay KCM a total of $15.5 million. See NOTE 14 – Subsequent Events for more information.

Other Transactions

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

In addition, during the three and nine months ended September 30, 2026 and 2025, we reimbursed KKR Group $1.3 million and $3.7 million, and $0.6 million and $2.4 million, respectively, for costs incurred on our behalf. At December 31, 2025, we had $0.7 million accrued within Accounts payable - affiliates on the condensed consolidated balance sheet for reimbursable costs that was subsequently paid during the nine months ended September 30, 2026.

Other

We were previously required to fund certain workover costs and plugging and abandonment costs related to producing assets held by Chama Energy LLC (“Chama”), an Investment in equity affiliates on our condensed consolidated balance sheets. John Goff, the Chairman of our Board of Directors, holds an approximate interest of 17.5% in Chama, and the remaining interests are held by other investors. During the three and nine months ended September 30, 2025, we funded $3.2 million and $5.2 million, respectively, to Chama associated with plugging and abandonment costs. During the nine months ended September 30, 2026, we received $1.3 million from Chama in connection with the cessation of its operations and the closure of its bank accounts.

NOTE 12 – Earnings Per Share

We have two classes of common stock in the form of Class A Common Stock and Class B Common Stock. Our shares of Class A Common Stock are entitled to dividends. Shares of Class B Common Stock do not participate in dividends or undistributed earnings, but holders of such shares receive pro rata distributions from OpCo through their ownership of corresponding OpCo Units. After the Corporate Simplification, there are no shares of Class B Common Stock outstanding. We apply the two-class method for purposes of calculating earnings per share (“EPS”). The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents declared during the period and each security’s respective participation rights in undistributed earnings and losses. Net income (loss) per share - diluted excludes the effect of 21.8 million and 2.4 million RSUs and PSUs for the three months ended September 30, 2026 and 2025, respectively, that were not included in the computation of earnings per share because to do so would have been antidilutive to our net loss. The dilutive effect of the 2031 Convertible Notes was determined under the if-

converted method and the two-class method using the more dilutive method of the two. Net income (loss) per share - diluted excludes the effect of 46.3 million and 35.5 million shares issuable upon conversion of the 2031 Convertible Notes at the initial conversion rate for the three and nine months ended September 30, 2026, respectively, that were not included in the computation of EPS because to do so would have been antidilutive to our net income (loss) per share.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(591)	$(10,269)	$73,937	$158,143
Less: net (income) loss attributable to noncontrolling interests	(1,576)	762	(3,186)	(2,526)
Less: net (income) loss attributable to redeemable noncontrolling interests	—	—	—	(14,050)
Net income (loss) attributable to Crescent Energy - basic	$(2,167)	$(9,507)	$70,751	$141,567
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of RSUs	—	—	—	(6)
Add: Reallocation of net income attributable to redeemable noncontrolling interest for the dilutive effect of PSUs	—	—	—	(307)
Net income (loss) attributable to Crescent Energy - diluted	$(2,167)	$(9,507)	$70,751	$141,254
Denominator:
Weighted-average Class A Common Stock outstanding - basic	330,421	254,621	329,667	233,261
Add: dilutive effect of RSUs	—	—	579	159
Add: dilutive effect of PSUs	—	—	11,503	2,609
Weighted-average Class A Common Stock outstanding – diluted	330,421	254,621	341,749	236,029
Weighted-average Class B Common Stock outstanding – basic and diluted	—	—	—	22,207
Net income (loss) per share:
Class A Common Stock – basic	$(0.01)	$(0.04)	$0.21	$0.61
Class A Common Stock – diluted	$(0.01)	$(0.04)	$0.21	$0.60
Class B Common Stock – basic and diluted	$—	$—	$—	$—

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

The table below provides information about the Company’s single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Total revenues	$1,351,212	$866,579	$3,928,996	$2,714,735
Less:
Lease and asset operating expense	229,393	187,125	670,671	559,594
Workover expense	30,886	23,105	94,131	58,486
Gathering, processing and transportation	90,190	93,427	286,744	304,789
Production and other taxes	78,412	55,430	203,119	170,917
Depreciation, depletion and amortization	374,895	298,450	1,087,024	878,079
Impairment expense	—	73,527	—	122,159
Midstream and other operating expense	5,312	27,796	16,216	86,639
General and administrative expense excluding equity-based compensation	42,418	50,165	120,705	111,341
Equity-based compensation expense	22,857	24,110	68,864	144,316
Interest expense	94,214	72,629	298,611	221,029
Other segment items	383,226	(28,916)	1,008,974	(100,757)
Net income (loss)	$(591)	$(10,269)	$73,937	$158,143

Total development of oil and natural gas properties	$326,090	$204,778	$994,938	$677,031

Other segment items include Exploration expense, Gain (loss) on derivatives, (Gain) loss on sale of assets, Loss from extinguishment of debt, Other income (expense), Income (loss) from equity affiliates and Income tax benefit (expense) from our condensed consolidated statements of operations.
NOTE 14 – Subsequent Events

Devon EF Assets Acquisition

On October 8, 2026, we entered into a purchase and sale agreement, pursuant to which we intend to acquire certain interests in oil and gas properties, rights and related assets in the Eagle Ford Basin (the “Devon EF Assets”) from Devon Energy Production Company, L.P., a subsidiary of Devon Energy Corporation, for approximately $4.2 billion in cash (the “Devon EF Assets Acquisition”), subject to customary purchase price adjustments, including reductions for proceeds received from sales of hydrocarbons from the Devon EF Assets after the economic effective date of July 1, 2026. The Devon EF Assets Acquisition is expected to close in the fourth quarter of 2026 or early 2027, and the closing is subject to customary conditions, including, among other things, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We expect to fund the Devon EF Assets Acquisition with proceeds from the October 2026 Primary Offering (as defined below) and the Term Loan B (as defined below), with the remaining portion funded with proceeds from debt financings, cash on hand, availability under our Revolving Credit Facility or other capital markets offerings as appropriate.

Crescent Royalty Company

In November 2026, the Company announced that Crescent Royalty Company, a wholly owned subsidiary of the Company (“Crescent Royalty”), confidentially submitted a draft Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission for a proposed initial public offering (“IPO”) of Crescent Royalty’s common stock, to be created and issued in connection with the IPO. The IPO is subject to market and other conditions, the completion of the review process of the U.S. Securities and Exchange Commission and our Board of Directors’ approval.

October 2026 Primary Offering

In October 2026, we conducted an underwritten public offering of 92.0 million shares of Class A Common Stock at a price to the public of $12.50 per share (not including underwriter discounts and commissions) (the “October 2026 Primary Offering”).

This included 12.0 million shares of Class A Common Stock that were issued upon the underwriters’ exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement.

Aggregator participated in the October 2026 Primary Offering by purchasing 40.0 million shares of Class A Common Stock from the underwriters at the public offering price and on the same terms as the other shares of Class A Common Stock.

After deducting underwriting fees and expenses, we received net proceeds of approximately $1.1 billion (inclusive of the net proceeds from the underwriters’ exercise of their option) from the October 2026 Primary Offering, with which we intend to fund a portion of the cash consideration for the Devon EF Assets Acquisition.

In connection with the October 2026 Primary Offering, the Company entered into an amendment to the Management Agreement, pursuant to which the incremental Manager Compensation related to the equity issuances pursuant to the October 2026 Primary Offering (including shares of our Class A Common Stock purchased by Aggregator and shares issued pursuant to the underwriters’ option to purchase additional shares), shall be reduced by $3.0 million. Accordingly, the incremental Manager Compensation related to the shares issued in the October 2026 Primary Offering is approximately $13.8 million. Additionally, as a result of the increase in outstanding shares of Class A Common Stock from the issuance, the target shares of Class A Common Stock related to the Incentive Compensation increased. We will account for this increase in target shares as a change in estimate and expect to recognize additional expense of approximately $104.1 million in the fourth quarter of 2026.

Senior Secured Term Loan

In October 2026, we completed the pricing and syndication of a $1.5 billion senior secured term loan facility (the “Term Loan B”). The Term Loan B will have a five-year term and an interest rate of SOFR plus 2.25%, and was priced at 99.5% of par. Funding is expected to occur concurrently with the closing of the Devon EF Assets Acquisition. In connection with our Term Loan B, we engaged KCM as a lead arranger and bookrunner.

Sixteenth Amendment to Credit Agreement

Also in connection with the Devon EF Assets Acquisition, in October 2026, we entered into the Sixteenth Amendment (the “CEF 16th CA Amendment”) to the CEF Credit Agreement to provide flexibility for acquisition financing. Among other things, the CEF 16th CA Amendment (i) permits the consummation of the Devon EF Assets Acquisition, (ii) subject to customary terms and conditions, permits the incurrence of an up to $2.0 billion 364-day unsecured bridge credit facility in order to fund, among other things, a portion of the cash consideration for the Devon EF Assets Acquisition, (iii) subject to certain customary terms and conditions, permits the incurrence of term loan indebtedness that is secured on a pari passu basis with the obligations under the CEF Credit Agreement in an aggregate principal amount not to exceed an amount equal to the lesser of (I) the borrowing base minus the aggregate elected commitments minus the aggregate outstanding principal amount of all permitted pari passu indebtedness at such time and (II) an amount equal to 50.0% of the sum of (x) the aggregate elected commitments plus (y) the aggregate outstanding principal amount of all permitted pari passu indebtedness (after giving effect to the incurrence of any permitted pari passu indebtedness), and (iv) provides that the incurrence of up to $1.0 billion of certain additional indebtedness during the period beginning on May 18, 2026 and ending on the scheduled redetermination date for the April 1, 2027 scheduled redetermination will be excluded from the requirement for the borrowing base to be reduced by 0.25x of the principal amount of such new debt incurrences, so long as such debt is incurred during such period and does not exceed the $1.0 billion aggregate threshold. The CEF 16th CA Amendment maintains the aggregate elected commitments at $2.0 billion.

Dividend

On November 2, 2026, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2026. The quarterly dividend is payable on November 30, 2026 to shareholders of record as of the close of business on November 16, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026, as well as our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the three and nine months ended September 30, 2026 and 2025. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, commodity price volatility, capital requirements and uncertainty of obtaining additional funding on terms acceptable to the Company, realized oil, natural gas and NGL prices, the timing and amount of future production of oil, natural gas and NGLs, shortages of equipment, supplies, services and qualified personnel, as well as those factors discussed below and elsewhere in this Quarterly Report and in our Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” “Crescent” and the “Company” or similar expressions refer to Crescent Energy Company (“CEC”) and its subsidiaries.

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

Geopolitical developments and economic environment

During the last several years, prices of crude oil, natural gas and NGLs have experienced periodic downturns and sustained volatility, impacted by geopolitical events, such as Russia’s invasion of Ukraine and the related sanctions imposed on Russia, Hamas’ attack against Israel and the ensuing conflict and escalation of tensions in the Middle East. For example, the ongoing military conflict with Iran, which began in February 2026, has heightened geopolitical risk in key global energy markets and contributed to increased volatility in oil and gas commodity prices. The conflict has resulted in disruptions and constraints on maritime transit, supply chains, and energy infrastructure in the Middle East, including in and around the Strait of Hormuz, a critical choke point for global oil and liquefied natural gas shipments and may continue to escalate with its potential interrelationship with the armed conflict in Ukraine. These developments have led to elevated risk premiums in energy commodity prices and greater short‑term price uncertainty, causing global crude oil prices to surpass $100 per Bbl at times. Commodity prices and broader market conditions have also been affected by developments in Venezuela, supply chain constraints, elevated interest rates, U.S. international trade and tariff policies and responses thereto and costs of capital and political and regulatory uncertainties. Furthermore, the United States has experienced, and may continue to experience, a significant inflationary environment, which began in 2022 that, along with international geopolitical risks and market responses to the announcement of certain tariff policies by the Trump Administration, has contributed to concerns of a potential recession in the United States that has created further volatility. For example, actions taken by OPEC+ with respect to production levels, and announcements of potential changes in such levels, including production adjustments during 2025 and the first three quarters of 2026, and changes in participation by member countries have contributed, and may continue to contribute, to volatility in commodity prices and in the oil and natural gas industry generally. Such volatility may lead to a more difficult investing and planning environment for us and our customers. While we use derivative instruments to partially mitigate the impact of commodity price volatility, our revenues and operating results depend significantly upon the prevailing prices for oil and natural gas.

There were no impairment charges recognized during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, we recorded an impairment expense of $73.5 million and $122.2 million, respectively, to write down the value of certain assets classified as held for sale to expected net proceeds. A decline in future commodity prices or a decrease in estimates of oil and natural gas reserves for our assets would likely result in an impairment charge. The actual amount of impairment incurred, if any, for these properties will depend on a variety of factors including, but not limited to, subsequent forward price curve changes, weighted-average cost of capital, operating cost estimates and future capital expenditures estimates. An estimate of the sensitivity to changes in assumptions in our fair value calculations is not practicable, given the numerous assumptions (e.g. reserves, pace and timing of development plans, commodity prices, capital expenditures, operating costs, drilling and development costs, inflation and discount rates) that can materially affect our estimates. Unfavorable adjustments to some of the above listed assumptions would likely be offset by favorable adjustments in other assumptions. For example, the impact of sustained reduced commodity prices would likely be partially offset by lower costs.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. The U.S. inflation rate remained relatively stable through 2024, 2025 and thus far through 2026, after an extended period of elevation; however, the full impact of recent geopolitical actions (including the conflict with Iran) on inflation cannot be fully determined at this time. Inflationary pressures have resulted in and may result in additional increases to the costs of our oilfield goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Recently announced tariffs and any further tariffs may also increase our operating costs. Sustained levels of inflation and certain other market pressures caused the Federal Open Market Committee to raise the target range for the federal funds rate by 25 bps in September 2026. Although the financial health of the oil and gas industry has shown improvement as compared to prior periods, to the extent elevated interest rates and inflation remain, we may experience further cost increases for our operations, including oilfield services, labor costs and equipment. Higher oil and natural gas prices may cause the costs of materials and services to continue to rise. We cannot predict any future trends in the rate of inflation, any subsequent monetary policy changes (including as a result of recent changes to the composition of the Federal Reserve’s Board of Governors), and a significant increase in inflation, to the extent we are unable to recover higher costs through higher oil and natural gas prices and revenues, would negatively impact our business, financial condition and results of operations. See Part I. Item 1A. Risk Factors—“Risks related to the oil and natural gas industry—Inflationary issues and associated changes in monetary policy previously have resulted in and such issues, as well as certain proposed tariffs, may in the future result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise” in our Annual Report.

Capital market and financing transactions

Senior Secured Term Loan

In October 2026, we completed the pricing and syndication of a $1.5 billion senior secured term loan facility (the “Term Loan B”). The Term Loan B will have a five-year term and bear interest at a secured overnight financing rate (“SOFR”) plus 2.25%, and was priced at 99.5% of par. Funding is expected to occur concurrently with the closing of the Devon EF Assets Acquisition.

October 2026 Primary Offering

In October 2026, we conducted an underwritten public offering of 92.0 million shares of Class A Common Stock at a price to the public of $12.50 per share (not including underwriter discounts and commissions) (the “October 2026 Primary Offering”). This included 12.0 million shares of Class A Common Stock that were issued upon the underwriters’ exercise of their 30-day option to purchase additional shares to cover over-allotments pursuant to the related underwriting agreement.

Independence Energy Aggregator L.P. (“Aggregator”), the entity through which certain private investors in affiliated KKR Group entities hold their interests in us, participated in the October 2026 Primary Offering by purchasing 40.0 million shares of Class A Common Stock from the underwriters at the public offering price and on the same terms as the other shares of Class A Common Stock.

After deducting underwriting fees and expenses, we received net proceeds of approximately $1.1 billion (inclusive of the net proceeds from the underwriters’ exercise of their option) from the October 2026 Primary Offering, with which we intend to fund a portion of the cash consideration for the Devon EF Assets Acquisition.

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
2028 Notes
At December 31, 2025, we had $500.0 million outstanding aggregate principal amount of 9.250% senior notes due 2028 (the “2028 Notes”). In March 2026, we redeemed all of the remaining 2028 Notes (the “2028 Notes Redemption”), at a price of 102.3125%. As a result of the 2028 Notes Redemption, we incurred a loss on the extinguishment of debt of approximately $17.0 million, including $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums.

2029 Notes

At December 31, 2025, we had $298.2 million outstanding aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Notes”). In March 2026, we repurchased $39.1 million of our outstanding 2029 Notes in open market transactions, at an average price of 101.014%. As a result of the repurchases, we incurred a loss on the extinguishment of debt of approximately $0.4 million. In July 2026, we redeemed all of the remaining 2029 Notes (the “2029 Notes Redemption”) at a redemption price equal to 100.000% of the outstanding principal amount, or $258.7 million, plus accrued and unpaid interest to, but excluding, the redemption date.

2030 Notes

At December 31, 2025, we had $302.4 million outstanding aggregate principal amount of 9.750% senior notes due 2030 (the “2030 Notes”). In September 2026, we repurchased $0.3 million of our outstanding 2030 Notes in an open market transaction, at a price of 104.874%.

Acquisitions and divestitures

Acquisitions

Devon EF Assets Acquisition

On October 8, 2026, we entered into a purchase and sale agreement (the “Devon EF Assets Acquisition Agreement”), pursuant to which we intend to acquire the Devon EF Assets for approximately $4.2 billion in cash. The purchase price will be subject to customary purchase price adjustments set forth in the Devon EF Assets Acquisition Agreement, including reductions for proceeds received from sales of hydrocarbons from the Devon EF Assets after the economic effective date of July 1, 2026. The Devon EF Assets Acquisition is expected to close in the fourth quarter of 2026 or early 2027, and the closing is subject to customary conditions, including, among other things, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Vital Energy Merger

In December 2025, we consummated the Vital Energy Merger. In connection with the Vital Energy Merger, Crescent issued 73.3 million shares of Class A Common Stock and paid $3.7 million in cash to settle outstanding Vital equity awards. In connection with the closing of the Vital Energy Merger, we repaid outstanding borrowings of $890.0 million and terminated the Vital revolving credit facility. See Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report for additional information.

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

In July 2025, we acquired a portfolio of oil and natural gas mineral interests located in various U.S. oil and gas basins from an unrelated third-party for total cash consideration of approximately $67.9 million, including transaction costs and certain customary purchase price adjustments (the “2025 Minerals Acquisition” and collectively with the 2026 Minerals Acquisitions, the “Minerals Acquisitions”).

Webb Gas Acquisition

In January 2025, we acquired additional interests in Crescent operated oil and gas properties located in Webb County, Texas from unaffiliated third parties for aggregate consideration of approximately $21.2 million, subject to customary post-closing adjustments.

Divestitures

During 2025, we sold non-core assets as part of our 2025 non-core asset divestiture program for total consideration in excess of $900.0 million. During the nine months ended September 30, 2026, we received $11.5 million in additional net cash proceeds and recorded a gain of $13.6 million as part of the customary purchase price adjustments.

Separately, during the nine months ended September 30, 2026, we sold additional non-core assets to unrelated third-party buyers for $17.3 million in aggregate net cash proceeds and recorded a gain of $3.2 million.

During the three and nine months ended September 30, 2025, we recorded an impairment expense of $73.5 million and $122.2 million, respectively, to write down the carrying value of the associated oil and natural gas properties to the estimated transaction price less cost to sell. In addition, we recorded a loss of $1.6 million and a gain of $11.1 million on the sale of such assets for the three and nine months ended September 30, 2025, respectively.

Crescent Royalty Company

In November 2026, the Company announced that Crescent Royalty Company, a wholly owned subsidiary of the Company (“Crescent Royalty”), confidentially submitted a draft Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission for a proposed initial public offering (“IPO”) of Crescent Royalty’s common stock, to be created and issued in connection with the IPO. The IPO is subject to market and other conditions, the completion of the review process of the U.S. Securities and Exchange Commission and our Board of Directors’ approval.

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

As consideration for the services rendered pursuant to the Management Agreement and the Manager’s overhead, including compensation of members of its executive management team, the Manager is entitled to receive compensation from the Company equal to $78.5 million per annum (“Manager Compensation”), as of September 30, 2026, which is included in General and administrative expenses on our condensed consolidated statements of operations. As the Company’s business and assets expand, Manager Compensation will increase by an amount equal to 1.5% per annum of the net proceeds from all future issuances of our primary equity securities by the Company (including in connection with acquisitions). See NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report for more information.

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

In connection with the October 2026 Primary Offering, the Company entered into an amendment to the Management Agreement, pursuant to which the incremental Management Fee (as defined in the Management Agreement) related to the equity issuances pursuant to the October 2026 Primary Offering (including shares of our Class A Common Stock purchased by Aggregator and shares issued pursuant to the underwriters’ option to purchase additional shares), shall be reduced by $3.0 million. Accordingly, the incremental Manager Compensation related to the shares issued in the October 2026 Primary Offering is approximately $13.8 million. Additionally, as a result of the increase in outstanding shares of Class A Common Stock from the issuance, the target shares of Class A Common Stock related to the Incentive Compensation increased. We will account for this increase in target shares as a change in estimate and expect to recognize additional expense of approximately $104.1 million in the fourth quarter of 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil	78%	72%	81%	70%
Natural gas	12%	17%	9%	19%
NGLs	10%	11%	10%	11%

In addition, revenue from our midstream assets is supported by commercial agreements that have established minimum volume commitments. These midstream revenues, as well as revenue associated with crude oil blending, comprise the majority of our midstream and other revenue. Midstream and other revenue accounts for 4% or less of our total revenues for the three and nine months ended September 30, 2026 and 2025.

Production volumes sold

The following table presents historical sales volumes for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total consolidated
Oil (MBbls)	12,334	9,455	37,615	28,417
Natural gas (MMcf)	65,884	58,026	197,766	175,552
NGLs (MBbls)	6,820	4,109	20,679	12,685
Total (MBoe)	30,135	23,235	91,255	70,361
Daily average (MBoe/d)	328	253	334	258
Working interest (CEF)
Oil (MBbls)	11,853	9,247	36,212	27,817
Natural gas (MMcf)	63,654	55,494	190,085	169,963
NGLs (MBbls)	6,620	4,010	20,094	12,365
Total (MBoe)	29,082	22,506	87,987	68,509
Daily average (MBoe/d)	317	245	322	251
Minerals and royalties (CRF)
Oil (MBbls)	481	208	1,403	600
Natural gas (MMcf)	2,230	2,532	7,681	5,589
NGLs (MBbls)	200	99	585	320
Total (MBoe)	1,053	729	3,268	1,852
Daily average (MBoe/d)	11	8	12	7

Total consolidated sales volumes increased 6,900 MBoe and increased 20,894 MBoe during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. Our Working interest sales volumes increased 6,576 MBoe and increased 19,478 MBoe during the three and nine months ended September 30, 2026, respectively, primarily due to the Vital Energy Merger, partially offset by our 2025 divestitures. Our Minerals and royalties sales volumes increased 324 MBoe and increased 1,416 MBoe during the three and nine months ended September 30, 2026, respectively, due to our 2026 Minerals Acquisitions.

Commodity prices and differentials

Our results of operations depend upon many factors, particularly the price of commodities and our ability to market our production effectively.

The oil and natural gas industry is cyclical and commodity prices can be highly volatile. In recent years, commodity prices have been subject to significant fluctuations, either as a result of geopolitical events, such as developments in Venezuela, Russia’s invasion of Ukraine and the associated sanctions imposed on Russia, the Israel-Hamas conflict and the broader conflict in the Middle East, including the conflict with Iran and the disruption of shipments of crude oil and liquefied natural gas through the

Strait of Hormuz, actions taken by OPEC+ and other major producing countries, sustained levels of inflation and related interest rate increases by the Federal Reserve and increased U.S. drilling activity or otherwise. Uncertainty persists regarding OPEC+’s actions, changes in participation by member countries, increased U.S. drilling, proposed tariffs, inflation and the armed conflicts in Ukraine and the Middle East, including with Iran, and the potential for related supply disruptions and impacts on global energy markets. Additionally, recessionary concerns and broader macroeconomic conditions contributed, among other factors, to increased volatility in the price for oil and natural gas.

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

The following table presents the percentages of our production that was economically hedged through the use of derivative contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil	60%	60%	65%	58%
Natural gas	50%	57%	53%	58%
NGLs	—%	9%	—%	9%

The following table sets forth the average NYMEX oil and natural gas prices and our average realized prices for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil (Bbl):
Average NYMEX	$85.79	$64.93	$83.50	$66.70
Realized price (excluding derivative settlements)	84.52	63.07	84.08	63.99
Realized price (including derivative settlements) (1)	71.55	64.93	69.54	65.42
Natural Gas (Mcf):
Average NYMEX	$2.95	$3.07	$3.63	$3.39
Realized price (excluding derivative settlements)	2.35	2.49	1.75	2.80
Realized price (including derivative settlements) (1)	2.70	2.56	2.22	2.75
NGLs (Bbl):
Realized price (excluding derivative settlements)	$20.58	$22.53	$19.09	$23.52
Realized price (including derivative settlements) (1)	20.58	22.57	19.09	23.39

(1)     The realized price presented above does not include $33.7 million or $156.3 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and nine months ended September 30, 2026, respectively, and does not include $14.7 million or $49.6 million received from the settlement of acquired oil, gas and NGL derivative contracts for the three and nine months ended September 30, 2025, respectively.

Results of operations:

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues (in thousands):
Oil	$1,042,500	$596,288	$446,212	75%
Natural gas	154,593	144,462	10,131	7%
Natural gas liquids	140,345	92,589	47,756	52%
Midstream and other	13,774	33,240	(19,466)	(59)%
Total revenues	$1,351,212	$866,579	$484,633	56%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$84.52	$63.07	$21.45	34%
Natural gas ($/Mcf)	2.35	2.49	(0.14)	(6)%
NGLs ($/Bbl)	20.58	22.53	(1.95)	(9)%
Total ($/Boe)	44.38	35.87	8.51	24%
Net sales volumes:
Oil (MBbls)	12,334	9,455	2,879	30%
Natural gas (MMcf)	65,884	58,026	7,858	14%
NGLs (MBbls)	6,820	4,109	2,711	66%
Total (MBoe)	30,135	23,235	6,900	30%
Average daily net sales volumes:
Oil (MBbls/d)	134	103	31	30%
Natural gas (MMcf/d)	716	631	85	13%
NGLs (MBbls/d)	74	45	29	64%
Total (MBoe/d)	328	253	75	30%

Oil revenue. Oil revenue increased $446.2 million, or 75%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by higher realized oil prices that resulted in an increase of $264.6 million (an increase of 34% per Bbl) and a $181.6 million increase from higher sales volume (31 MBbls/d, or 30%). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures. The increase in realized oil prices was due to higher index pricing and more favorable price differentials.

Natural gas revenue. Natural gas revenue increased $10.1 million, or 7%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by higher sales volume (85 MMcf/d, or 13%) that resulted in a $19.5 million increase, partially offset by lower natural gas prices that resulted in a decrease of $9.3 million (a decrease of 6% per Mcf). The increase in sales volumes was primarily due to the Vital Energy Merger, partially offset by our 2025 divestitures. The decrease in realized natural gas prices was due to lower index pricing.

NGL revenue. NGL revenue increased $47.8 million, or 52%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven primarily by a $61.1 million increase from higher sales volume (29 MBbls/d, or 64%), partially offset by lower realized NGL prices that resulted in a decrease of $13.3 million (a decrease of 9% per Bbl). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures.

Midstream and other revenue. Midstream and other revenue decreased $19.5 million, or 59%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven primarily by our 2025 divestitures.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Expenses (in thousands):
Operating expense	$434,193	$386,883	$47,310	12%
Depreciation, depletion and amortization	374,895	298,450	76,445	26%
Impairment of oil and natural gas properties	—	73,527	(73,527)	NM*
General and administrative expense	65,275	74,275	(9,000)	(12)%
Other operating costs	(1,840)	2,643	(4,483)	NM*
Total expenses	$872,523	$835,778	$36,745	4%
Selected expenses per Boe:
Operating expense	$14.41	$16.65	$(2.24)	(13)%
Depreciation, depletion and amortization	12.44	12.84	(0.40)	(3)%

* NM = Not meaningful.

Operating expense. Operating expense increased $47.3 million, or 12%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven primarily by the following factors:

(i)Lease and asset operating expense increased $42.3 million, or 23%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and decreased $0.44 per Boe, or 5%, to $7.61 per Boe. This $42.3 million increase was driven primarily by higher production from the Vital Energy Merger, which was more than offset on a per Boe basis with the additional acquired volumes and 2025 divestitures.
(ii)Gathering, processing and transportation expense decreased $3.2 million, or 3%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and decreased $1.03 per Boe, or 26%, to $2.99 per Boe. These per Boe decreases were driven primarily by the Vital Energy Merger and our 2025 divestitures.
(iii)Production and other taxes increased $23.0 million, or 41%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and increased $0.21 per Boe, or 9%, to $2.60 per Boe. This increase was driven primarily by the additional production from the Vital Energy Merger and higher oil prices.
(iv)Workover expense increased $7.8 million, or 34%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and increased $0.03 per Boe, or 3%, to $1.02 per Boe. This increase was primarily driven by the Vital Energy Merger.
(v)Midstream and other operating expense decreased $22.5 million, or 81%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to our 2025 divestitures.

Depreciation, depletion and amortization. In the three months ended September 30, 2026, depreciation, depletion and amortization increased $76.4 million, or 26%, compared to the three months ended September 30, 2025, driven primarily by increased production from the Vital Energy Merger.

Impairment expense. During the three months ended September 30, 2025, we recorded an impairment of $73.5 million to write down the value of certain assets classified as held for sale to expected net proceeds. We did not recognize impairment expense during the three months ended September 30, 2026.

General and administrative expense. General and administrative expense decreased $9.0 million, or 12%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was driven by a decrease in equity-based compensation expense of $1.3 million and $14.9 million lower in transaction and nonrecurring related expenses, partially offset by higher recurring General and administrative expense primarily due to an increase in Manager Compensation as a result of the Vital Energy Merger.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$37,710	$30,522	$7,188	24%
Transaction and nonrecurring expenses	4,708	19,643	(14,935)	(76)%
Equity-based compensation	22,857	24,110	(1,253)	(5)%
Total general and administrative expense	$65,275	$74,275	$(9,000)	(12)%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.25	$1.31	$(0.06)	(5)%
Transaction and nonrecurring expenses	0.16	0.85	(0.69)	(81)%
Equity-based compensation	0.76	1.04	(0.28)	(27)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $4.5 million, compared to the three months ended September 30, 2025, primarily driven by $3.2 million higher exploration expense recognized during the three months ended September 30, 2026 and a $7.7 million change in the gain or loss from the sale of assets.

Interest expense. In the three months ended September 30, 2026, we incurred interest expense of $94.2 million, as compared to $72.6 million in the three months ended September 30, 2025, a 30% increase. This increase was driven primarily by higher average debt balances as a result of the Vital Energy Merger.

Loss on extinguishment of debt. During the three months ended September 30, 2026, we incurred a nominal amount of loss on the extinguishment of debt. During the three months ended September 30, 2025, we incurred a loss on extinguishment of debt of our 2028 Notes of $29.2 million related to $22.3 million premium for the tender offer for and the partial redemption of the 2028 Notes in July 2025 and $6.9 million related to the write-off of outstanding deferred finance costs related to the 2028 Notes.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our loss on derivatives during the three months ended September 30, 2026 changed by $461.5 million, from a comparable gain during the three months ended September 30, 2025, primarily due to changes in commodity prices relative to our strike prices.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the three months ended September 30, 2026 and 2025, we recognized income tax expense of $6.0 million and income tax benefit of $4.0 million, respectively, for an effective tax rate of 111.0% and 28.2%, respectively. Our effective tax rate for the three months ended September 30, 2026 was higher than the statutory rate primarily due to changes in our state income tax.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively, calculated in accordance with GAAP:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$(591)	$(10,269)	$9,678	(94)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	94,214	72,629
Loss from extinguishment of debt	16	29,248
Income tax expense (benefit)	5,983	(4,032)
Depreciation, depletion and amortization	374,895	298,450
Exploration expense	4,225	1,002
Non-cash (gain) loss on derivatives	244,973	(33,859)
Impairment expense	—	73,527
Non-cash equity-based compensation expense	20,773	23,788
(Gain) loss on sale of assets	(6,065)	1,641
Other (income) expense	(26,427)	(209)
Transaction and nonrecurring expenses (1)	40,133	19,938
Settlement of acquired derivative contracts	33,700	14,685
Adjusted EBITDAX (non-GAAP)	$785,829	$486,539	$299,290	62%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(89,956)	(69,009)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(16)	(22,360)
Current income tax benefit (expense)	(3,113)	14,680
Tax-related redeemable noncontrolling interest distributions made by OpCo	—	(605)
Development of oil and natural gas properties	(326,090)	(204,778)
Levered Free Cash Flow (non-GAAP)	$366,654	$204,467	$162,187	79%

(1)Transaction and nonrecurring expenses of $40.1 million for the three months ended September 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, legal settlements, and divestiture and restructuring costs. Transaction and nonrecurring expenses of $19.9 million for the three months ended September 30, 2025 were primarily related to Vital Energy Merger costs, divestiture transactions and legal settlements.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$608,495	$473,060	$135,435	29%
Changes in operating assets and liabilities	60,751	(74,015)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	—	(605)
Transaction and nonrecurring expenses (1)	40,133	19,938
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(16)	(22,360)
Exploration expense	4,225	1,002
Other adjustments and operating activities	(20,844)	12,225
Development of oil and natural gas properties	(326,090)	(204,778)
Levered Free Cash Flow (non-GAAP)	$366,654	$204,467	$162,187	79%

(1)Transaction and nonrecurring expenses of $40.1 million for the three months ended September 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, legal settlements, and divestiture and restructuring costs. Transaction and nonrecurring expenses of $19.9 million for the three months ended September 30, 2025 were primarily related to Vital Energy Merger costs, divestiture transactions and legal settlements.

Adjusted EBITDAX (non-GAAP) increased by $299.3 million, or 62%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily driven by additional production from the Vital Energy Merger and increased oil pricing.

Levered Free Cash Flow (non-GAAP) increased by $162.2 million, or 79%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by increased Adjusted EBITDAX, partially offset by $121.3 million of increased development of oil and natural gas properties expenditures and additional interest expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues

The following table provides the components of our revenues, respective average realized prices and net sales volumes for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues (in thousands):
Oil	$3,162,646	$1,818,435	$1,344,211	74%
Natural gas	346,734	490,903	(144,169)	(29)%
Natural gas liquids	394,823	298,306	96,517	32%
Midstream and other	24,793	107,091	(82,298)	(77)%
Total revenues	$3,928,996	$2,714,735	$1,214,261	45%
Average realized prices, before effects of derivative settlements:
Oil ($/Bbl)	$84.08	$63.99	$20.09	31%
Natural gas ($/Mcf)	1.75	2.80	(1.05)	(38)%
NGLs ($/Bbl)	19.09	23.52	(4.43)	(19)%
Total ($/Boe)	42.78	37.06	5.72	15%
Net sales volumes:
Oil (MBbls)	37,615	28,417	9,198	32%
Natural gas (MMcf)	197,766	175,552	22,214	13%
NGLs (MBbls)	20,679	12,685	7,994	63%
Total (MBoe)	91,255	70,361	20,894	30%
Average daily net sales volumes:
Oil (MBbls/d)	138	104	34	33%
Natural gas (MMcf/d)	724	643	81	13%
NGLs (MBbls/d)	76	46	30	65%
Total (MBoe/d)	334	258	76	29%

Oil revenue. Oil revenue increased $1.3 billion, or 74%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by a $588.6 million increase from higher sales volume (34 MBbls/d, or 33%), and higher realized oil prices that resulted in an increase of $755.6 million (an increase of 31% per Bbl). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures. The increase in realized oil prices was due to higher index pricing and more favorable price differentials.

Natural gas revenue. Natural gas revenue decreased $144.2 million, or 29%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was driven by lower natural gas prices that resulted in a decrease of $206.3 million (a decrease of 38% per Mcf), partially offset by a $62.1 million increase from higher sales volume (81 MMcf/d, or 13%). The increase in sales volumes was primarily due to the Vital Energy Merger, partially offset by our 2025 divestitures. The decrease in realized natural gas prices was due to a decrease in our price differentials due to the Vital Energy Merger and resulting differentials in the Permian Basin.

NGL revenue. NGL revenue increased $96.5 million, or 32%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven primarily by a $188.0 million increase from higher sales volume (30 MBbls/d, or 65%), partially offset by lower realized NGL prices that resulted in a decrease of $91.5 million (a decrease of 19% per Bbl). The increase in sales volumes was primarily driven by the Vital Energy Merger, partially offset by our 2025 divestitures.

Midstream and other revenue. Midstream and other revenue decreased $82.3 million, or 77%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by our 2025 divestitures.

Expenses

The following table summarizes our expenses for the periods indicated and includes a presentation on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Expenses (in thousands):
Operating expense	$1,270,881	$1,180,425	$90,456	8%
Depreciation, depletion and amortization	1,087,024	878,079	208,945	24%
Impairment of oil and natural gas properties	—	122,159	(122,159)	NM*
General and administrative expense	189,569	255,657	(66,088)	(26)%
Other operating costs	(5,645)	(4,249)	(1,396)	NM*
Total expenses	$2,541,829	$2,432,071	$109,758	5%
Selected expenses per Boe:
Operating expense	$13.93	$16.78	$(2.85)	(17)%
Depreciation, depletion and amortization	11.91	12.48	(0.57)	(5)%

* NM = Not meaningful.

Operating expense. Operating expense increased $90.5 million, or 8%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by the following factors:

(i)Lease and asset operating expense increased $111.1 million, or 20%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and decreased $0.60 per Boe, or 8%, to $7.35 per Boe. This $111.1 million increase was driven primarily by higher production from the Vital Energy Merger, which was more than offset on a per Boe basis with the additional acquired volumes and our 2025 divestitures.
(ii)Gathering, processing and transportation expense decreased $18.0 million, or 6%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and decreased $1.19 per Boe, or 27%, to $3.14 per Boe. The decrease was driven primarily by the Vital Energy Merger and our 2025 divestitures.
(iii)Production and other taxes increased $32.2 million, or 19%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and decreased $0.20 per Boe, or 8%, to $2.23 per Boe. This increase was driven primarily by production from the Vital Energy Merger and higher commodity prices, partially offset by our 2025 divestitures that were subject to higher production tax rates.
(iv)Workover expense increased $35.6 million, or 61%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and increased $0.20 per Boe, or 24%, to $1.03 per Boe. This increase was primarily driven by the Vital Energy Merger.
(v)Midstream and other operating expense decreased $70.4 million, or 81%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to our 2025 divestitures.

Depreciation, depletion and amortization. In the nine months ended September 30, 2026, depreciation, depletion and amortization increased $208.9 million, or 24%, compared to the nine months ended September 30, 2025, driven primarily by increased production from the Vital Energy Merger.

Impairment expense. During the nine months ended September 30, 2025, we recorded an impairment of $122.2 million to write down the value of certain assets classified as held for sale to expected net proceeds. We did not have impairment expense during the nine months ended September 30, 2026.

General and administrative expense. General and administrative expense decreased $66.1 million, or 26%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was driven by a decrease in equity-based compensation expense of $75.5 million (2026 and 2025 include an additional true-up expense of $2.6 million and $77.9 million, respectively, due to changes in estimate) and $9.7 million lower in transaction and nonrecurring related expenses, partially offset by higher recurring General and administrative expense primarily due to an increase in Manager Compensation as a result of the Vital Energy Merger.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
General and administrative expense (in thousands):
Recurring general and administrative expense	$106,702	$87,609	$19,093	22%
Transaction and nonrecurring expenses	14,003	23,732	(9,729)	(41)%
Equity-based compensation	68,864	144,316	(75,452)	(52)%
Total general and administrative expense	$189,569	$255,657	$(66,088)	(26)%
General and administrative expense per Boe:
Recurring general and administrative expense	$1.17	$1.25	$(0.08)	(6)%
Transaction and nonrecurring expenses	0.15	0.34	(0.19)	(56)%
Equity-based compensation	0.75	2.05	(1.30)	(63)%

Other operating costs. Other operating costs include exploration expense and gain on sale of assets. Other operating costs decreased by $1.4 million, compared to the nine months ended September 30, 2025, primarily driven by a $5.6 million higher gain on sale of assets partially offset by $4.2 million higher exploration expense recognized during the nine months ended September 30, 2026.

Interest expense. In the nine months ended September 30, 2026, we incurred interest expense of $298.6 million, as compared to $221.0 million in the nine months ended September 30, 2025. This increase was driven primarily by higher average debt balances as a result of the Vital Energy Merger.

Loss on extinguishment of debt. During the nine months ended September 30, 2026, we incurred a loss on extinguishment of debt of $17.4 million related to $12.0 million premium for the 2028 Notes Redemption and our repurchases of the 2029 Notes, and $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums. During the nine months ended September 30, 2025, we incurred a loss on extinguishment of debt of our 2028 Notes of $29.2 million related to $22.3 million premium for the tender offer for and the partial redemption of the 2028 Notes in July 2025 and $6.9 million related to the write-off of outstanding deferred finance costs related to the 2028 Notes.

Gain (loss) on derivatives. We have entered into derivative contracts to manage our exposure to commodity price risks that impact our revenues and have derivative gains and losses related to our contingent earn-out consideration. Our loss on derivatives during the nine months ended September 30, 2026 changed by $1.1 billion, from a comparable gain during the nine months ended September 30, 2025, primarily due to changes in commodity prices relative to our strike prices.

Income tax benefit (expense). We are a corporation that is subject to U.S. federal and state income taxes on our allocable share of any taxable income from OpCo. OpCo is a partnership and is generally not subject to U.S. federal and certain state taxes. For the nine months ended September 30, 2026 and 2025, we recognized income tax expense of $93.6 million and income tax expense of $39.6 million, respectively, for an effective tax rate of 55.9% and 20.0%, respectively. Historically, our effective tax rate has typically been lower than the U.S. federal statutory income tax rate of 21% primarily due to effects of removing income and losses related to our noncontrolling interests and redeemable noncontrolling interests. However, as part of our Corporate Simplification, we expect our effective rate to be more in line with the U.S. federal statutory income tax rate plus our blended state income tax rate. Our effective tax rate for the nine months ended September 30, 2026 was higher than the statutory rate primarily due to the significant discrete items, including permanent differences recognized in connection with the Manager PSUs that vested during the nine months ended September 30, 2026.

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

The following table presents a reconciliation of Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP) to net income (loss) and Levered Free Cash Flow (non-GAAP) to Net cash provided by operating activities, the most directly comparable financial measures, respectively calculated in accordance with GAAP:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net income (loss)	$73,937	$158,143	$(84,206)	(53)%
Adjustments to reconcile to Adjusted EBITDAX:
Interest expense	298,611	221,029
Loss from extinguishment of debt	17,413	29,248
Income tax expense (benefit)	93,631	39,638
Depreciation, depletion and amortization	1,087,024	878,079
Exploration expense	11,110	6,882
Non-cash (gain) loss on derivatives	426,512	(132,221)
Impairment expense	—	122,159
Non-cash equity-based compensation expense	65,482	143,281
(Gain) loss on sale of assets	(16,755)	(11,131)
Other (income) expense	(26,571)	(440)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(4,242)
Transaction and nonrecurring expenses (2)	86,774	29,844
Settlement of acquired derivative contracts	156,332	49,580
Adjusted EBITDAX (non-GAAP)	$2,273,500	$1,529,849	$743,651	49%
Adjustments to reconcile to Levered Free Cash Flow:
Interest expense, excluding non-cash amortization of deferred financing costs, discounts, and premiums	(286,120)	(209,868)
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(11,979)	(22,360)
Current income tax benefit (expense)	(4,292)	(2,806)
Tax-related redeemable noncontrolling interest distributions made by OpCo	—	(865)
Development of oil and natural gas properties	(994,938)	(677,031)
Levered Free Cash Flow (non-GAAP)	$976,171	$616,919	$359,252	58%

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
(2)Transaction and nonrecurring expenses of $86.8 million for the nine months ended September 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, Vital Energy Merger transaction costs, capital market transactions, legal settlements, and divestiture and restructuring costs. Transaction and nonrecurring expenses of $29.8 million for the nine months ended September 30, 2025 were primarily related to Vital Energy Merger and Ridgemar Acquisition costs, transaction costs related to our divestitures and the SilverBow Merger and legal settlement costs.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
(in thousands, except percentages)
Net cash provided by operating activities	$1,724,474	$1,309,140	$415,334	32%
Changes in operating assets and liabilities	168,308	(52,257)
Certain redeemable noncontrolling interest distributions made by OpCo (1)	—	(4,242)
Tax-related redeemable noncontrolling interest contributions (distributions) made by OpCo	—	(865)
Transaction and nonrecurring expenses (2)	86,774	29,844
Loss from extinguishment of debt, excluding non-cash write-off of deferred financing costs, discounts, and premiums	(11,979)	(22,360)
Exploration expense	11,110	6,882
Other adjustments and operating activities	(7,578)	27,808
Development of oil and natural gas properties	(994,938)	(677,031)
Levered Free Cash Flow (non-GAAP)	$976,171	$616,919	$359,252	58%

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
(2)Transaction and nonrecurring expenses of $86.8 million for the nine months ended September 30, 2026 were primarily related to earn-out payments for the Ridgemar Acquisition, Vital Energy Merger transaction costs, capital market transactions, legal settlements, and divestiture and restructuring costs. Transaction and nonrecurring expenses of $29.8 million for the nine months ended September 30, 2025 were primarily related to Vital Energy Merger and Ridgemar Acquisition costs, transaction costs related to our divestitures and the SilverBow Merger and legal settlement costs.

Adjusted EBITDAX (non-GAAP) increased by $743.7 million, or 49%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by additional production from the Vital Energy Merger and increased oil pricing.

Levered Free Cash Flow (non-GAAP) increased by $359.3 million, or 58%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by increased Adjusted EBITDAX, partially offset by $317.9 million of increased development of oil and natural gas properties expenditures and additional interest expense.

Liquidity and capital resources

Our primary sources of liquidity are cash on hand, cash flow from operations, proceeds from equity and debt offerings and borrowings under our senior secured reserve-based revolving credit agreements. Our primary expected uses of capital are for dividends to shareholders, our share repurchase program, debt repayment, including open market repurchases of our Senior Notes, development of our existing assets and acquisitions. For example, we intend to fund the cash consideration for the Devon EF Assets Acquisition, which is expected to close in the fourth quarter of 2026 or early 2027, using a combination of these liquidity sources, including proceeds from the October 2026 Primary Offering and the Term Loan B, with the remaining portion funded with proceeds from debt financings, cash on hand, availability under our Revolving Credit Facility (as defined below) or other capital markets offerings as appropriate.

Our development program is designed to prioritize the generation of meaningful free cash flow and attractive risk-adjusted returns and is inherently flexible, with the ability to scale our capital program as necessary to react to the existing market environment and ongoing asset performance. See “—Development program and capital budget” section above for additional discussion of our capital program.

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

The following table presents our cash balances and outstanding borrowings at the end of each period presented:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$6,126	$10,157
Long-term debt	4,717,703	5,524,128

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$1,724,474	$1,309,140
Net cash used in investing activities	(1,361,835)	(1,519,029)
Net cash provided by (used in) financing activities	(1,085,338)	(7,568)

Net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2026 increased by $415.3 million, or 32%, compared to the nine months ended September 30, 2025 primarily due to higher net income after adjusting for non-cash items.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $157.2 million, or 10%, compared to the nine months ended September 30, 2025, primarily due to $583.2 million lower acquisitions of oil and natural gas properties in 2026 partially offset by $328.5 million additional cash used in our development capital expenditures.

Net cash provided by (used in) financing activities. Net cash used in financing activities for the nine months ended September 30, 2026 was $1,085.3 million, primarily a result of net repayments of our long-term debt balances and our dividend payments. Net cash used in financing activities for the nine months ended September 30, 2025 was $7.6 million, primarily a result of our Class A Common Stock dividend, repurchases of Class A Common Stock and cash distributions to our redeemable noncontrolling interests; partially offset by net cash received in our debt transactions and Revolving Credit Facility borrowings.

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
2028 Notes

At December 31, 2025, we had $500.0 million outstanding aggregate principal amount of 9.250% senior notes due 2028 (the “2028 Notes”). In March 2026, we redeemed all of the remaining 2028 Notes (the “2028 Notes Redemption”), at a price of 102.3125%. As a result of the 2028 Notes Redemption, we incurred a loss on the extinguishment of debt of approximately $17.0 million, including $5.4 million related to the non-cash write-off of outstanding deferred financing costs, discounts, and premiums.

2029 Notes

At December 31, 2025, we had $298.2 million outstanding aggregate principal amount of 7.750% senior notes due 2029 (the “2029 Notes”). In March 2026, we repurchased $39.1 million of our outstanding 2029 Notes in open market transactions, at an average price of 101.014%. As a result of the repurchases, we incurred a loss on the extinguishment of debt of approximately $0.4 million. In July 2026, we redeemed all of the remaining 2029 Notes (the “2029 Notes Redemption”) at a redemption price equal to 100.000% of the outstanding principal amount, or $258.7 million, plus accrued and unpaid interest to, but excluding, the redemption date.

2030 Notes

At December 31, 2025, we had $302.4 million outstanding aggregate principal amount of 9.750% senior notes due 2030 (the “2030 Notes”). In September 2026, we repurchased $0.3 million of our outstanding 2030 Notes in an open market transaction, at a price of 104.874%.

Revolving Credit Facility

We are party to a reserve-based revolving credit facility (as amended, restated or otherwise modified to date, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto. On May 18, 2026, we entered into the Fifteenth Amendment to the credit agreement governing our Revolving Credit Facility (the “CEF Credit Agreement”), pursuant to which, among other things, the maturity date was extended to May 19, 2031. The borrowing base under the Revolving Credit Facility was $3.5 billion and $3.9 billion as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, our elected commitment amount was approximately $2.0 billion and we had no borrowings outstanding, $14.1 million in outstanding letters of credit and approximately $2.0 billion of available borrowings.

Borrowings under the Revolving Credit Facility bear interest at either a (i) U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin, or (ii) SOFR, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon our borrowing base utilization then in effect. The fee payable for the unused revolving commitments at September 30, 2026 is 0.375% per year. Our weighted average interest rate on loan amounts outstanding as of December 31, 2025 was 5.56%. We had no borrowings outstanding under the Revolving Credit Facility at September 30, 2026.

At September 30, 2026, we were in compliance with each of the covenants under the Revolving Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

In connection with the Devon EF Assets Acquisition, in October 2026, we entered into the Sixteenth Amendment (the “CEF 16th CA Amendment”) to the CEF Credit Agreement to provide flexibility for acquisition financing. Among other things, the CEF 16th CA Amendment (i) permits the consummation of the Devon EF Assets Acquisition, (ii) subject to customary terms and conditions, permits the incurrence of an up to $2.0 billion 364-day unsecured bridge credit facility in order to fund, among other things, a portion of the cash consideration for the Devon EF Assets Acquisition, (iii) subject to certain customary terms and conditions, permits the incurrence of term loan indebtedness that is secured on a pari passu basis with the obligations under the CEF Credit Agreement in an aggregate principal amount not to exceed an amount equal to the lesser of (I) the borrowing base minus the aggregate elected commitments minus the aggregate outstanding principal amount of all permitted pari passu indebtedness at such time and (II) an amount equal to 50.0% of the sum of (x) the aggregate elected commitments plus (y) the aggregate outstanding principal amount of all permitted pari passu indebtedness (after giving effect to the incurrence of any permitted pari passu indebtedness), and (iv) provides that the incurrence of up to $1.0 billion of certain additional indebtedness during the period beginning on May 18, 2026 and ending on the scheduled redetermination date for the April 1, 2027 scheduled redetermination will be excluded from the requirement for the borrowing base to be reduced by 0.25x of the principal amount of such new debt incurrences, so long as such debt is incurred during such period and does not exceed the $1.0 billion aggregate threshold. The CEF 16th CA Amendment maintains the aggregate elected commitments at $2.0 billion.

Senior Secured Term Loan

In October 2026, we completed the pricing and syndication of the $1.5 billion Term Loan B. The Term Loan B will have a five-year term and an interest rate of SOFR plus 2.25%, and was priced at 99.5% of par. Funding is expected to occur concurrently with the closing of the Devon EF Assets Acquisition.

Crescent Royalty Finance Credit Facility

In February 2026, one of our subsidiaries, CRF, entered into a senior secured reserve-based revolving credit agreement with Wells Fargo Bank, National Association as administrative agent for the lenders and letter of credit issuer, and the lenders from time to time party thereto (the “CRF Credit Facility”). The CRF Credit Facility provides for a $1.0 billion aggregate maximum credit amount senior secured reserve-based revolving credit facility, with an initial borrowing base and aggregate elected commitment amount of $365.0 million consisting of $230.0 million under the revolving facility and a $135.0 million term loan (“CRF Term Loan”). As of September 30, 2026, following the repayment of the initial term loan facility, we had no borrowings outstanding under the CRF Term Loan. Revolving loans under the CRF Credit Facility mature on February 23, 2031, and initial term loans under the CRF Credit Facility mature on February 23, 2029. The borrowing base is subject to semi-annual scheduled redeterminations on or about April 1st and October 1st of each year. The next scheduled borrowing base redetermination is expected to be completed in November 2026, following the filing of this report.

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

Interest

Borrowings under the CRF Credit Facility bear interest at either (i) a U.S. dollar alternative base rate based on the prime rate, the federal funds effective rate or an adjusted SOFR, plus an applicable margin or (ii) SOFR, plus an applicable margin, at the election of CRF. The applicable margin and fee payable for the unused revolving commitments varies based upon CRF’s borrowing base utilization then in effect. The weighted average interest rate on the CRF Credit Facility amount outstanding as of September 30, 2026 was 6.825%.

Covenants

The CRF Credit Facility contains certain covenants that restrict the payment of cash dividends, certain borrowings, sales of assets, loans to others, investments, merger activity and commodity swap agreements, liens and other transactions without the prior consent of our lenders. We are subject to (i) maximum leverage ratio and (ii) current ratio financial covenants calculated as of the last day of each fiscal quarter, beginning with the fiscal quarter ending on June 30, 2026. The CRF Credit Facility also contains representations, warranties, indemnifications and affirmative and negative covenants, including events of default relating to nonpayment of principal, interest or fees, inaccuracy of representations or warranties in any material respect when made or when deemed made, violation of covenants, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs and we are unable to cure such event of default, the lenders will be able to accelerate maturity and exercise other rights and remedies. As of September 30, 2026, we were in compliance with each of the covenants under the CRF Credit Facility and expect to remain in compliance with these covenants for the foreseeable future.

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

The table below presents our capital expenditures and related metrics that we use to evaluate our business for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Total development of oil and natural gas properties	$994,938	$677,031
Change in accruals or other non-cash adjustments	24,889	14,342
Cash used in development of oil and natural gas properties	1,019,827	691,373
Cash used in acquisition of oil and natural gas properties	359,233	942,465
Non-cash acquisition of oil and natural gas properties	6,951	82,145
Total expenditures on acquisition and development of oil and natural gas properties	$1,386,011	$1,715,983

Our cash used in the development of oil and natural gas properties was higher during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase is related to an increase in our operations. We used cash of $359.2 million in the nine months ended September 30, 2026 for the acquisition of oil and natural gas properties, primarily related to the 2026 Minerals Acquisitions, as compared to $942.5 million in 2025 for the acquisition of oil and natural gas properties, primarily related to the Ridgemar Acquisition and the Minerals Acquisitions (see Notes to condensed consolidated financial statements, NOTE 3 – Acquisitions and Divestitures included in Part I. Item 1. Financial Statements of this Quarterly Report).

Contractual obligations

As of September 30, 2026, there have been no material changes to the contractual obligations previously disclosed in our Annual Report.

Dividends

Our future dividends depend on our level of earnings, financial requirements and other factors and will be subject to approval by our Board of Directors, applicable law and the terms of our existing debt documents, including the Revolving Credit Facility and the indentures governing the Senior Notes.

We paid cash dividends of $0.36 per share of our Class A Common Stock to shareholders during the nine months ended September 30, 2026.

On November 2, 2026, the Board of Directors approved a quarterly cash dividend of $0.12 per share, or $0.48 per share on an annualized basis, to be paid to shareholders of our Class A Common Stock with respect to the third quarter of 2026. The quarterly dividend is payable on November 30, 2026 to shareholders of record as of the close of business on November 16, 2026.

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

Selected Summarized Balance Sheet Information:

As of
September 30, 2026
(in thousands)
Minerals and royalties (CRF)
Assets:
Current assets	$46,735
Property and equipment, net	645,546
Other noncurrent assets	3,831
Liabilities:
Current liabilities	24,645
Long-term debt	82,020
Other liabilities	5,614
Equity:
Total equity	583,833

Other entities (CEF and CEC)
Debt:
CEF long-term debt	3,963,749
CEC long-term debt	671,934

Selected Summarized Statement of Operations:

	Three Months Ended	Nine Months Ended
	September 30, 2026
	(in thousands)
Minerals and royalties (CRF)
Revenues	$54,956	$162,034
Operating expense	3,524	12,925
Gain (loss) on derivatives	(18,580)	(33,285)
Interest expense	(2,694)	(10,959)
Net income (loss)	8,968	51,829

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in NOTE 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2025 in our Annual Report. Refer also to “Critical accounting estimates” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of September 30, 2026.

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

Adjusted EBITDAX and Levered Free Cash Flow should be read in conjunction with the information contained in our condensed consolidated financial statements prepared in accordance with GAAP. For a reconciliation of these non-GAAP measures to the nearest comparable GAAP measures, see “—Results of operations—Adjusted EBITDAX (non-GAAP) and Levered Free Cash Flow (non-GAAP)” section above.

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

As of September 30, 2026, our derivative portfolio had an aggregate notional value of approximately $2.1 billion, and the fair market value of our commodity derivative contracts was a net liability of $241.9 million. We determine the fair value of our oil and natural gas commodity derivatives using valuation techniques that utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.

Based upon our open commodity derivative positions at September 30, 2026, a hypothetical 10% increase or decrease in the NYMEX WTI, Brent price, Henry Hub Index price, NGL prices and basis prices would change our net commodity derivative position. If prices increased by 10%, our derivative position would change by approximately $187.0 million. If prices decreased by 10%, our derivative position would change by approximately $169.5 million. The hypothetical change in fair value could be a gain or a loss depending on whether commodity prices decrease or increase.

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

Interest rate risk

At September 30, 2026, we had no variable rate borrowings outstanding under the Revolving Credit Facility. At September 30, 2026, we had $83.5 million of variable rate borrowings outstanding under the CRF Credit Facility. Assuming no change in the amounts outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be an approximate $0.5 million increase or decrease in interest expense on our variable rate debt outstanding for the nine months ended September 30, 2026.

In October 2026, we completed the pricing and syndication of the $1.5 billion Term Loan B. The Term Loan B will have a five-year term and an interest rate of SOFR plus 2.25%, and was priced at 99.5% of par. Funding is expected to occur concurrently with the closing of the Devon EF Assets Acquisition. See Notes to condensed consolidated financial statements, NOTE 14 – Subsequent Events included in Part I. Item 1. Financial Statements of this Quarterly Report for additional discussion.

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

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the contingent shares of Class A Common Stock underlying the 2031 Convertible Notes are reflected in our diluted earnings per share using the “if-converted” method, in accordance with Accounting Standards Update 2020-06. Under that method, diluted earnings per share is generally calculated assuming that all of the 2031 Convertible Notes were converted solely into shares of Class A Common Stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

The completion of the Devon EF Assets Acquisition is conditioned on a number of items. There can be no assurance that the Devon EF Assets Acquisition will be completed in the anticipated time frame, or at all, or that the anticipated benefits of the Devon EF Assets Acquisition will be realized.

On October 8, 2026, we entered into the Devon EF Assets Acquisition Agreement, pursuant to which we intend to acquire the Devon EF Assets for approximately $4.2 billion in cash. The purchase price will be subject to customary purchase price adjustments set forth in the Devon EF Assets Acquisition Agreement, including reductions for proceeds received from sales of hydrocarbons from the Devon EF Assets after the economic effective date of July 1, 2026.

The respective obligations of each of the parties to effect the Devon EF Assets Acquisition are subject to the satisfaction of numerous conditions. Many of the conditions to complete the Devon EF Assets Acquisition are not within our control, and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the Devon EF Assets Acquisition Agreement may be terminated. Accordingly, there can be no assurance that the Devon EF Assets Acquisition will be completed in the anticipated time frame, or at all, or that the anticipated benefits of the Devon EF Assets Acquisition will be realized.

The financial forecasts disclosed in connection with the announcement of the Devon EF Assets Acquisition are based on various assumptions that may not be realized.

The financial estimates disclosed in connection with the announcement of the Devon EF Assets Acquisition were based on assumptions of, and information available to, our management when prepared, and these estimates and assumptions are subject to uncertainties, many of which are beyond our control and may not be realized. Many factors will be important in determining the combined company’s future results. As a result of these contingencies, actual future results may vary materially from our estimates. In view of these uncertainties, these financial estimates should not be viewed as a representation that the forecasted results will necessarily reflect actual future results.

Our financial estimates were not prepared with a view toward public disclosure, and such financial estimates were not prepared with a view toward compliance with published guidelines of any regulatory or professional body. Further, any forward-looking statement speaks only as of the date on which it was made, and we do not undertake any obligation, other than as required by applicable law, to update the financial estimates to reflect events or circumstances after the date those financial estimates were prepared or to reflect the occurrence of anticipated or unanticipated events or circumstances.

The financial estimates disclosed in connection with the announcement of the Devon EF Assets Acquisition have been prepared by, and are the responsibility of, our management. Moreover, neither our independent accountants, nor any other independent accountants, have compiled, examined or performed any procedures with respect to our prospective financial information previously disclosed, nor have they expressed any opinion or any other form of assurance on such information or achievability thereof, and, accordingly, such independent accountants assume no responsibility for, and disclaim any association with, our prospective financial information.

The synergies attributable to the Devon EF Assets Acquisition may vary from expectations.

The combined company may fail to realize the anticipated benefits and synergies expected from the Devon EF Assets Acquisition, which could adversely affect the combined company’s business, financial condition and results of operations. While we expect the Devon EF Assets to enhance our Eagle Ford position, the success of the Devon EF Assets Acquisition will depend, in significant part, on the combined company’s ability to successfully integrate the Devon EF Assets, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the Devon EF Assets Acquisition will provide operational and financial scale, increasing free cash flow and enhancing the combined company’s corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Devon EF Assets Acquisition. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Devon EF Assets Acquisition within the anticipated timing or at all, the combined company’s business, financial condition and results of operations may be adversely affected.

The future results of the combined company following the Devon EF Assets Acquisition will suffer if the combined company does not effectively manage its expanded operations.

Following the Devon EF Assets Acquisition, the size of the business of the combined company will increase significantly, including the size of the combined company’s Eagle Ford position. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Devon EF Assets Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of shares of Class A Common Stock during the quarter ended September 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs. (in thousands)
7/1/2026 - 7/31/2026	—	$—	—	$335,984
8/1/2026 - 8/31/2026	—	—	—	$335,984
9/1/2026 - 9/30/2026	—	—	—	$335,984

Our Board of Directors authorized a stock repurchase program on March 4, 2024 with an approved limit of $150.0 million and a two-year term. In February 2026, our Board of Directors extended the stock repurchase program indefinitely and increased the approved limit to $400.0 million. As of September 30, 2026, we had approximately $336.0 million of repurchase authorization remaining under such program. We may repurchase our Class A Common Stock under such program. Such repurchases may be made from time to time in the open market, in privately negotiated transactions, through purchases made in accordance with Rule 10b5-1 of the Exchange Act or by such other means as will comply with applicable state and federal securities laws. The timing of any repurchases under the stock repurchase program will depend on market conditions, contractual limitations and other considerations. The program may be extended, modified, suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or number of securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.3
Closing Agreement, dated as of January 31, 2025, by and among Crescent Energy Finance LLC, Crescent Energy Company, Ridgemar Energy Operating, LLC and Ridgemar (Eagle Ford) LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2025).

2.4#
Agreement and Plan of Merger, dated as of August 24, 2025, by and among Crescent Energy Company, Vital Energy, Inc., Venus Merger Sub I Inc. and Venus Merger Sub II LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2025).

2.5*#	Purchase and Sale Agreement, dated October 8, 2026, by and among Devon Energy Production Company, L.P., Crescent (Eagle Ford) LLC and Crescent Energy Finance LLC.
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

4.18
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

4.19
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

4.21
Indenture (7.875% Senior Notes due 2032), dated as of March 28, 2024, among Vital Energy, Inc., Vital Midstream Services, LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vital Energy, Inc.’s Current Report on Form 8-K (File No. 001-35380), filed with the Securities and Exchange Commission on March 28, 2024).

4.22
First Supplemental Indenture, dated as of December 15, 2025, among Crescent Energy Finance, LLC, the guarantors named therein, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2025).

4.23
Indenture (9.750% Senior Notes due 2030), dated as of January 2, 2026, among Crescent Energy Finance LLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2026).

4.24
Indenture (2.75% Convertible Senior Notes due 2031), dated as of March 6, 2026, between Crescent Energy Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2026).

10.1*	Fourth Amendment to Management Agreement, dated as of October 8, 2026, by and among Crescent Energy Company and KKR Energy Assets Manager LLC.
10.2
Sixteenth Amendment to Credit Agreement, dated October 14, 2026, by and among Crescent Energy Finance LLC, certain subsidiaries of Crescent Energy Finance LLC, as guarantors, Wells Fargo Bank, National Association, as administrative agent, collateral agent and a letter of credit issuer, and the other lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2026).

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

CRESCENT ENERGY COMPANY
(Registrant)

November 2, 2026	/s/ David Rockecharlie
David Rockecharlie
Chief Executive Officer
(Principal Executive Officer)

November 2, 2026	/s/ Brandi Kendall
Brandi Kendall
Chief Financial Officer
(Principal Financial Officer)